Form 10-Q
period 1995-03-31
FIDUCIARY CAPITAL PARTNERS L P
filed 1995-05-15
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended            March 31, 1995
                               ------------------------------------------

                                       OR

  / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -------------------------

Commission file number       0-17737
                      -----------------------------------------------------

                        Fiduciary Capital Partners, L.P.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                86-0653600
        -----------------------                  -----------------------
        (State of organization)                       (I.R.S. Employer
                                                    Identification No.)

          410 17th Street
             Suite 400
         Denver, Colorado                              80202
       ---------------------                         ----------
       (Address of principal                         (Zip Code)
         executive offices)

       Registrant's telephone number, including area code  (800) 866-7607
                                                           --------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No      .
                                              -----    -----

                        Fiduciary Capital Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1995

                               Table of Contents


                                                                        Page
                                                                        ----
Part I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)                      3

                    Schedule of Investments -
                    March 31, 1995                                        3

                    Balance Sheets - March 31, 1995 and
                    December 31, 1994                                     6

                    Statements of Operations for the three months
                    ended March 31, 1995 and 1994                         7

                    Statements of Cash Flows for the three months
                    ended March 31, 1995 and 1994                         8

                    Statements of Changes in Net Assets for
                    the three months ended March 31, 1995
                    and for the year ended December 31, 1994              9

                    Selected Per Unit Data and Ratios                     10

Notes to Financial Statements                                             11

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           13

Part II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                    18

           Item 6.   Exhibits and Reports on Form 8-K                     18

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1995

                                  (unaudited)


- - - - - - ---------------------------------------------------------------------------------------------------------------
Principal
Amount/                                               Investment         Amortized                  % of Total
Shares               Investment                          Date              Cost          Value      Investments
- - - - - - ---------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

178,934 sh.          Carr-Gottstein Foods Co.,
                     Class B Common Stock(1)*          10/23/90          $  894,666    $1,019,924
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                            894,666     1,019,924       3.6%
- - - - - - ---------------------------------------------------------------------------------------------------------------
413,111 sh.          Neodata Corporation,
                     Warrants to Purchase
                     Common Stock and
                     10.00% Class A Convertible
                     Preferred Stock - Series 2*       12/27/90              41,088             1
39,507.63 sh.        Neodata Corporation,
                     10.00% Class A Convertible
                     Preferred Stock - Series 2*       09/30/92             296,857             1
2,296.95 sh.         Neodata Corporation,
                     Common Stock*                     09/30/92                   1             1
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                            337,946             3       0.0
- - - - - - ---------------------------------------------------------------------------------------------------------------
82,177 sh.           KEMET Corporation,                03/28/91 &
                     Common Stock(2)*                  07/11/91              58,249      2,917,797
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                             58,249      2,917,797     10.2
- - - - - - ---------------------------------------------------------------------------------------------------------------
324.6 sh.            Huntington Holdings, Inc.,
                     Warrants to Purchase
                     Common Stock(3)*                  01/31/92             103,811        680,773
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                            103,811        680,773      2.4
- - - - - - ---------------------------------------------------------------------------------------------------------------
75,856 sh.           Amity Leather Products Co.,
                     Warrants to Purchase Class B
                     Common Stock*                     07/30/92             104,091        918,506
27,392 sh.           Amity Leather Products Co.,
                     Class A Common Stock*             07/30/92             273,920        331,677
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                            378,011      1,250,183      4.4
- - - - - - ----------------------------------------------------------------------------------------------------------------
$3,561,003           KB Alloys, Inc.,
                     20.00% Senior Subordinated
                     Term Notes due 6/30/01(4)         05/28/93           3,499,277      3,499,277
- - - - - - ----------------------------------------------------------------------------------------------------------------
                                                                          3,499,277      3,499,277     12.3
- - - - - - ----------------------------------------------------------------------------------------------------------------
$6,087,185           Elgin National Industries, Inc.,
                     13.00% Senior Subordinated
                     Notes due 9/01/01(5)              09/24/93           5,940,726      5,940,726
7,119.71 sh.         ENI Holding Corp.,
                     10.00% Preferred Stock
                     due 12/31/01                      09/24/93             711,971        819,952
489.27 sh.           ENI Holding Corp.,
                     Class B Common Stock*             09/24/93              48,927        48,927
510.83 sh.           ENI Holding Corp.,
                     Warrants to Purchase Class B
                     Common Stock*                     09/24/93              51,078        51,078
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                          6,752,702      6,860,683     24.1
- - - - - - ---------------------------------------------------------------------------------------------------------------

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 1995
                                  (unaudited)

- - - - - - ---------------------------------------------------------------------------------------------------------------
Principal
Amount/                                               Investment         Amortized                  % of Total
Shares               Investment                          Date              Cost          Value      Investments
- - - - - - ---------------------------------------------------------------------------------------------------------------
$1,083,000           Monitoring, Inc., 12.00%
                     Senior Subordinated Notes
                     due 11/01/03                      11/03/93             996,822       996,822
18,194.4 sh.         Protection One, Inc.,
                     Warrants to Purchase
                     Common Stock(6)*                  11/03/93              97,340        93,246
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                          1,094,162     1,090,068        3.8
- - - - - - ---------------------------------------------------------------------------------------------------------------
$2,604,000           LMC Operating Corp.,
                     13.00% Senior Secured
                     Subordinated Term Notes
                     Due 5/31/99(7)                    06/10/94           2,458,043     2,458,043
17.447 sh.           LMC Operating Corp.,
                     Warrants to Purchase
                     Common Stock*                     06/10/94             117,180       117,180
17.36 sh.            LMC Credit Corp.,
                     Warrants to Purchase
                     Common Stock*                     06/10/94                   1             1
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                          2,575,224     2,575,224        9.0
- - - - - - ---------------------------------------------------------------------------------------------------------------
42,404 sh.           MTI Holdings II, Inc.,            07/06/94 &
                     Common Stock*                     12/28/94             287,930        38,164
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                            287,930        38,164        0.1
- - - - - - ---------------------------------------------------------------------------------------------------------------
$2,733,000           Canadian's Corp.,
                     13.50% Subordinated               09/09/94 &
                     Notes due 09/01/02(8)             12/29/94           2,620,548      2,620,548
$334,000             Canadian's Holdings, Inc.,
                     12.00% Exchangeable
                     Redeemable Debentures             09/09/94 &
                     due 8/31/04(9)                    12/29/94             318,784         318,784
266,201 sh.          Canadian's Corp.,
                     Warrants to Purchase              09/09/94 &
                     Common Stock*                     12/29/94              39,043          39,043
- - - - - - ---------------------------------------------------------------------------------------------------------------
                                                                          2,978,375       2,978,375   10.5
- - - - - - ---------------------------------------------------------------------------------------------------------------
      Total Investments in Managed Companies
          (79.6% of net assets)                                          18,960,353      22,910,471   80.4
- - - - - - ---------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$2,800,000           Ford Motor Credit Corporation,
                     5.852% Notes due 4/13/95          03/31/95           2,794,568       2,794,568
$2,800,000           Wal-Mart Stores, Inc.,
                     5.913% Notes due 4/13/95          03/31/95           2,794,624       2,794,624
- - - - - - ---------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (19.4% of net assets)                   5,589,192       5,589,192   19.6
- - - - - - ---------------------------------------------------------------------------------------------------------------
     Total Investments (99.0% of net assets)                            $24,549,545     $28,499,663  100.0%
- - - - - - ---------------------------------------------------------------------------------------------------------------

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 1995
                                   (unaudited)

(1) The Carr-Gottstein Foods Company common stock trades on the New York Stock Exchange. The Fund and Fiduciary Capital Pension Partners, L.P. ("FCPP") combined own a material percentage of the outstanding shares. To reflect the resultant lack of liquidity, the Fund valued the shares at a 5% discount to the public market price.

(2) The KEMET Corporation common stock trades on the NASDAQ National Market System. The Fund and FCPP combined own a material percentage of the outstanding shares. To reflect the resultant lack of liquidity, the Fund valued the shares at a 5% discount to the public market price. (Note 6)

(3) Pursuant to the terms of the Fund's agreement with Huntington Holdings, Inc., under certain circumstances the number of shares issuable upon exercise of the warrants held by the Fund will increase periodically. The first such increase occurred on February 1, 1993 when the Fund received the right to an additional 35.9 shares.

(4) The notes will amortize in eight equal quarterly installments of $445,125 commencing on 6/30/99. The current payment of 7.0% of the interest may be deferred at the borrower's option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%.

(5) The notes will amortize in eight equal quarterly installments of $760,898 commencing on 11/30/99.

(6) The Protection One, Inc. common stock trades on the NASDAQ National Market System.

(7) The notes will amortize as follows: $32,623 on 9/01/97, $33,683 on 12/01/97, $34,777 on 3/01/98, $35,908 on 6/01/98, $37,075 on 9/01/98,
     $38,280 on 12/01/98, $39,524 on 3/01/99 and $2,352,130 on 5/31/99.

(8) The notes will amortize in twelve equal quarterly installments of $227,750 commencing on 12/01/99. The notes also bear contingent additional interest to be computed under a specified formula.

(9) The debentures are convertible into 136,885 shares of Canadian's Corp. common stock. The debentures also bear contingent additional interest to be computed under a specified formula.

*    Non-income producing security.

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994
                                   (unaudited)

ASSETS:                                                                       1995             1994
                                                                              ----             ----
  Investments (Note 6)
    Portfolio investments, at value:
      Managed companies (amortized cost -
         $18,960,353 and $18,948,391,
         respectively)                                                    $22,910,471       $22,853,071
    Temporary investments, at amortized cost                                5,589,192         4,876,188
                                                                          -----------       -----------

      Total investments                                                    28,499,663        27,729,259
  Cash and cash equivalents                                                   153,503           171,999
  Accrued interest receivable                                                 733,724           627,846
  Other assets, including receivables
      from sale of investments                                                 14,418           659,011
                                                                          -----------       -----------
    Total assets                                                          $29,401,308       $29,188,115
                                                                          ===========       ===========

LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)                                $    40,092       $    52,354
  Accounts payable and accrued liabilities                                     44,730            34,688
  Prepaid interest income                                                      62,518            60,146
  Distributions payable to partners                                           462,712           694,068
                                                                          -----------       -----------
    Total liabilities                                                         610,052           841,256
                                                                          -----------       -----------
CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                                                     24,409            19,965
  Limited Partners (equivalent to $18.84
    and $18.55, respectively, per limited
    partnership unit based on 1,526,949
    units outstanding)                                                     28,766,847        28,326,894
                                                                          -----------       -----------
      Net assets                                                           28,791,256        28,346,859
                                                                          -----------       -----------

         Total liabilities and net assets                                 $29,401,308       $29,188,115
                                                                          ===========       ===========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (unaudited)

                                                        1995             1994
INVESTMENT INCOME:                                      ----             ----
  Income:
    Interest                                        $   704,755     $   685,191
                                                    -----------     -----------

      Total investment income                           704,755         685,191
                                                    -----------     -----------

  Expenses:
    Investment advisory fees (Note 2)                    58,353          73,916
    Fund administration fees (Note 3)                    35,843          35,843
    Independent General Partner fees
      and expenses (Note 4)                              18,862          17,997
    Administrative expenses (Note 3)                     20,276          20,310
    Professional fees                                    17,288          13,317
    Amortization                                          2,790           2,790
    Other expenses                                        8,524          14,037
                                                    -----------     -----------

      Total expenses                                    161,936         178,210
                                                    -----------     -----------

NET INVESTMENT INCOME                                   542,819         506,981
                                                    -----------     -----------

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS:

    Net realized gain on investments                    318,852         601,467
    Net increase (decrease) in unrealized
      appreciation of investments                        45,438         (10,789)
                                                    -----------     -----------
         Net gain on investments                        364,290         590,678
                                                    -----------     -----------
NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                         $   907,109     $ 1,097,659
                                                    ===========     ===========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (unaudited)

                                                                               1995                1994
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net increase in net assets resulting from operations                        $  907,109        $1,097,659
  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
      Accreted discount on portfolio investments                                 (19,434)           (9,075)
      Amortization                                                                 2,790             2,790
      Change in assets and liabilities:
         Accrued interest receivable                                            (105,878)          (35,008)
         Other assets                                                             (3,345)          (28,372)
         Payable to affiliates                                                   (11,116)           30,250
         Accounts payable and accrued liabilities                                 10,042            19,354
         Prepaid interest income                                                   2,372                 -
      Net realized gain on investments                                          (318,852)         (601,467)
      Net (increase) decrease in unrealized appreciation
         of investments                                                          (45,438)           10,789
                                                                              ----------        ----------
           Net cash provided by operating activities                             418,250           486,920
                                                                              ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of portfolio investments                                               (1,146)                -
  Proceeds from dispositions of portfolio investments                            971,472         6,390,603
  (Purchase) sale of temporary investments, net                                 (713,004)       (5,381,583)
                                                                              ----------        ----------
    Net cash provided by investing activities                                    257,322         1,009,020
                                                                              ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions paid to partners                                           (694,068)         (766,873)
                                                                              ----------        ----------
    Net cash used in financing activities                                       (694,068)         (766,873)
                                                                              ----------        ----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                           (18,496)          729,067

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                            171,999           317,279
                                                                              ----------        ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                               $  153,503        $1,046,346
                                                                              ==========        ==========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1995

                    AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                   (unaudited)

                                                         1995          1994
                                                         ----          ----
Increase in net assets resulting from operations:
  Net investment income                            $    542,819    $  2,126,889
  Net realized gain (loss) on investments               318,852      (2,532,109)
  Net increase in unrealized appreciation
    of investments                                       45,438       4,356,233
                                                   ------------    ------------
      Net increase in net assets resulting
         from operations                                907,109       3,951,013

Repurchase of limited partnership units                    --        (2,948,767)

Distributions to partners from -
  Net investment income                                (462,712)     (2,126,889)
  Realized gain on investments                             --          (867,798)
                                                   ------------    ------------

    Total increase (decrease) in net assets             444,397      (1,992,441)

Net assets:

  Beginning of period                                28,346,859      30,339,300
                                                   ------------    ------------

  End of period (including undistributed
    net investment income of $80,107
    and $0, respectively)                          $ 28,791,256    $ 28,346,859
                                                   ============    ============

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                   (unaudited)

                                                             1995        1994
                                                             ----        ----
Per Unit Data:

  Investment income                                        $   .46     $   .40
  Expenses                                                    (.11)       (.10)
                                                           -------     -------
    Net investment income                                      .35         .30

  Net realized gain on investments                             .21         .35

  Net increase (decrease) in unrealized
    appreciation of investments                                .03        (.01)

  Distributions declared to partners                          (.30)       (.45)
                                                           -------     -------

    Net increase in net asset value                            .29         .19

      Net asset value:
         Beginning of period                                 18.55       17.98
                                                           -------     -------

         End of period                                     $ 18.84     $ 18.17
                                                           =======     =======

Ratios (annualized):
  Ratio of expenses to average net assets                     2.27%       2.34%
  Ratio of net investment income to
    average net assets                                        7.60%       6.65%

Number of limited partnership units at end of period     1,526,949   1,687,121

              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Managing General Partner, necessary to fairly present the financial position of the Fund as of March 31, 1995 and the results of its operations, changes in net assets and its cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1994.

2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $58,353 were paid by the Fund for the three months ended March 31, 1995.

3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $35,843 were paid by the Fund for the three months ended March 31, 1995. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $20,276 for the three months ended March 31, 1995.

4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 1995 totaled $18,862.

5.       CONTINGENCIES

         The Fund has been notified by PaineWebber Incorporated ("PaineWebber") that FCM, the Managing General Partner of the Fund, is a named defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of its affiliates. FCM believes that this litigation will be resolved without material adverse effect on the Fund's financial statements, taken as a whole.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 1995
                                   (unaudited)

6.       SUBSEQUENT EVENT

         On April 25, 1995, the Fund sold 6,574 shares of KEMET Corporation common stock. The Fund received $262,960 of sales proceeds, resulting in a realized gain of $258,300.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995, the Fund held portfolio investments in eleven Managed Companies, with an aggregate cost of approximately $18.9 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 79.6% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund continues to hold all of the equity components of its original investments, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of March 31, 1995, the Fund's remaining assets were invested in short-term commercial paper. These funds are available for investment, for distribution to the partners or to fund the annual repurchase offer.

         The Fund received $326,324 of proceeds from the sale of 10,547 shares of KEMET common stock during the three months ended March 31, 1995. These sales proceeds were used by the Fund to fund a portion of the cost of a follow-on investment in Canadian's Corp., which was acquired on December 29, 1994.

         On April 25, 1995, the Fund received $262,960 of sales proceeds from the sale of 6,574 shares of KEMET common stock. The gain realized from this transaction has been reserved by the Managing General Partner to partially fund either the 1995 repurchase offer or any follow-on investments that the Fund may make in existing portfolio companies during 1995.

         The Fund expects to reinvest all available funds, including the principal amount of any future prepayments received, in additional portfolio investments. The Partnership Agreement provides that the Fund's investment period will end on December 31, 1995. Thereafter, the Fund will not be permitted to acquire investments in new portfolio companies, but will be able to make additional investments in existing portfolio companies.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1995 repurchase offer will be mailed to the Limited Partners during October 1995. The actual redemption of tendered Units will occur on November 21, 1995.

         Accrued interest receivable increased $105,878 from $627,846 at December 31, 1994 to $733,724 at March 31, 1995. This increase resulted primarily from a $71,220 increase in the deferred portion of the interest receivable from KB Alloys, Inc. ("KB Alloys") with respect to the Fund's investment in $3,561,003 principal amount of 20.00% Senior Subordinated Term Notes due June 30, 2001. KB Alloys is required to pay 13.00% interest currently, while the remaining 7.00% of the interest may be deferred at KB Alloys' option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%.

To date, KB Alloys has elected to defer payment of the interest. At March 31, 1995, the cumulative amount of deferred interest totaled $533,854. The Fund's agreement with KB Alloys requires KB Alloys to pay all accumulated deferred interest in excess of $547,847 no later than August 28, 1998, and the amount of deferred interest cannot exceed $547,847 at any time thereafter. The amount of accrued interest receivable with respect to other portfolio investments also increased slightly during the three months ended March 31, 1995.

         Other assets decreased $644,593, from $659,011 at December 31, 1994 to $14,418 at March 31, 1995. The balance at December 31, 1994 included a $645,148 receivable from the sale of KEMET common stock during December 1994. This amount was received by the Fund during January 1995.

         The payable to affiliates decreased $12,262 from $52,354 at December 31, 1994 to $40,092 at March 31, 1995. FCM Fiduciary Capital Management Company ("FCM") pays expenses on behalf of the Fund and is then reimbursed on a monthly basis. The payable at March 31, 1995 decreased because the total expenses paid by FCM on behalf of the Fund during March 1995 were less than those paid during December 1994.

         Distributions payable to partners decreased $231,356, from $694,068 at December 31, 1994 to $462,712 at March 31, 1995. This decrease corresponds to the percentage decrease in the quarterly distribution rate from $.45 per Unit to $.30 per Unit (as discussed in the following paragraphs).

         During the three months ended March 31, 1995, the Fund paid a cash distribution pertaining to the fourth quarter of 1994 in the amount of $694,068. This quarterly distribution was equal to $.45 per Unit and represented an annualized rate equal to 9.0% of contributed capital.

         As discussed in previous reports, the quarterly distributions for 1995 will be paid at a reduced rate. The distribution for the first quarter of 1995 will be paid on May 12, 1995 in an amount equal to $.30 per Unit, or an annualized rate equal to 6.0% of contributed capital. This distribution consists entirely of net investment income earned during the three months ended March 31, 1995.

         It is currently expected that the remaining 1995 distributions will be made at the same 6.0% rate. In the past, the Fund has realized gains from its investments that have provided additional sources of cash for distributions. Although there can be no assurances, the Fund may realize similar gains in 1995 that could in turn result in a higher distribution rate for subsequent quarters. Gains can also be utilized to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         The Fund's investment period will end on December 31, 1995. Although the Fund will be permitted to make additional investments in existing portfolio companies after 1995, the Fund will no longer be permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1996 and subsequent years because all proceeds from dispositions or maturities of investments after December 31, 1995 will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         The Fund has been notified by PaineWebber Incorporated ("PaineWebber") that FCM, the Managing General Partner of the Fund, is a named defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of its affiliates. FCM believes that this litigation will be resolved without material adverse effect on the Fund's financial statements, taken as a whole.

RESULTS OF OPERATIONS

Investment Income and Expenses

         The Fund's net investment income was $542,819 for the three months ended March 31, 1995 as compared to net investment income of $506,981 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.30 to $.35 and the ratio of net investment income to average net assets increased from 6.65% to 7.60% for the three months ended March 31, 1995 as compared to the corresponding period of the prior year.

         Net investment income for the three months ended March 31, 1995 increased as a result of a slight increase in investment income and a slight decrease in total expenses.

         Investment income increased $19,564, or 2.9%, for the three months ended March 31, 1995 as compared to the corresponding period of the prior year. This small increase was primarily the result of higher interest rates on the Fund's temporary investments and a slight increase in the aggregate amount that the Fund had invested in higher-yielding subordinated debt investments. The positive effect of these items was partially offset by a reduction in the amount of funds invested in temporary investments. This occurred as a result of the repurchase of Units by the Fund during the fourth quarter of 1994, which caused the Fund's total capital to decline by approximately 9.5%, and a slight increase in the amount invested in non-income producing equity investments.

         Total expenses decreased $16,274, or 9.1%, for the three months ended March 31, 1995 as compared to the corresponding period of the prior year. This decrease resulted primarily from a decrease in investment advisory fees and other expenses. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1994 and the realization during July 1994 of the loss on the Fund's Mobile Technology, Inc. ("MTI") investment. Both the repurchase of Units and the realization of the MTI loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. Other expenses decreased primarily as a result of a decrease in consulting fees. These decreases were partially offset by an increase in professional fees.

Net Realized Gain on Investments

         On February 28, 1995, the Fund sold 10,547 shares of KEMET common stock. The Fund received $326,324 of sales proceeds, resulting in a realized gain of $318,852.

Net Unrealized Appreciation of Investments

         FCM values the Fund's portfolio investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available, valuations are set by the closing sales, or an average of the closing bid and ask prices, as of the valuation date.

         Fair value for securities that are not traded in any liquid public markets or that are privately held are determined pursuant to valuation policies and procedures that have been approved by the Independent General Partners and subject to their supervision. There is a range of values that are reasonable for such investments at any particular time. Each such investment is valued initially based upon its original cost to the Fund ("cost method"). The cost method is used until significant developments affecting the portfolio company provide a basis for use of an appraisal valuation. Appraisal valuations are based upon such factors as the portfolio company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the portfolio company's future financial prospects. In a case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The Fund also may use, when available, third-party transactions in a portfolio company's securities as the basis of valuation ("private market method"). The private market method is used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

         As of December 31, 1994, the Fund had recorded $4,397,511 of unrealized appreciation and $(492,831) of unrealized depreciation of investments. Therefore, as of December 31, 1994, the Fund had recorded a total net unrealized appreciation of investments of $3,904,680.

         The net increase in unrealized appreciation of investments during the three months ended March 31, 1995 and the cumulative net unrealized appreciation of investments as of March 31, 1995, consisted of the following components:

                                                       Unrealized Appreciation (Depreciation) Recorded
                                                       -----------------------------------------------

                                                       During the Three
                                                          Months Ended                   As of
         Portfolio Company                              March 31, 1995                 March 31, 1995
  --------------------------------------                --------------                 --------------
  Unrealized net appreciation recorded
    during prior periods with respect to
    investments disposed of during 1995                   $ (286,852)                  $        -
  Carr-Gottstein                                             (84,993)                     125,258
  Neodata                                                   (325,199)                    (337,943)
  KEMET                                                      624,543                    2,859,548
  Huntington                                                       -                      576,962
  Amity                                                       87,610                      872,172
  Elgin / ENI                                                 17,798                      107,981
  Protection One                                              12,531                       (4,094)
  MTI                                                              -                     (249,766)
                                                          ----------                   ----------
                                                          $   45,438                   $3,950,118
                                                          ==========                   ==========

         The amount of the Fund's unrealized appreciation or depreciation for its other investments remains unchanged from the amounts, if any, recorded at December 31, 1994.

         Carr-Gottstein Foods Company completed an IPO of its common stock on July 1, 1993. The stock, which trades on the New York Stock Exchange, closed at $6.00 on March 31, 1995. This price is down from the closing price of $6.50 on December 31, 1994. Based on the $6.00 closing trading price of the common stock, the Fund's 178,934 shares of common stock would have a market value of $1,073,604. However, the Fund's valuation guidelines require the stock to be valued at a 5% discount to the public market price to reflect the potential market impact that could result from the sale of the material number of shares owned by the Funds.

         The Neodata Corporation ("Neodata") stock and warrants were written down at March 31, 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which now exceeds the Partnership's valuation.

         KEMET completed an IPO of its common stock on October 21, 1992. The stock, which trades on the NASDAQ National Market System, closed at $37.375 (an average of the closing bid and ask prices) on March 31, 1995. This price is up from the closing prices of $29.375 on December 31, 1994. The Fund held 82,177 shares of KEMET common stock as of March 31, 1995. Based on the $37.375 closing trading price of the common stock, the Fund's stock would have a market value of $3,071,365. However, the Fund's valuation guidelines require the stock to be valued at a 5% discount to the public market price to reflect the potential market impact which could result from the sale of the material number of shares owned by the Funds.

         The Amity warrants and common stock were written up in value at March 31, 1995 to bring Amity's valuation more in line with the valuation of other comparable companies in its industry.

         The ENI Holding Corp. preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that has accrued with respect to the preferred stock.

         Protection One, Inc. ("Protection One") completed an IPO of its common stock on September 29, 1994. The stock, which trades on the NASDAQ National Market System, closed at $5.125 (an average of the closing bid and ask prices) on March 31, 1995. The Fund holds warrants to acquire 18,194.4 shares of Protection One common stock at a nominal exercise price. Based on the $5.125 closing trading price of the common stock, the Fund's warrants had a market value of $93,246 as of March 31, 1995.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Fund has been notified by PaineWebber Incorporated ("PaineWebber") that FCM, the Managing General Partner of the Fund, is a named defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of its affiliates related to its direct investment and partnership offerings. The lawsuit alleges, among other things, that PaineWebber and the other named defendants violated federal securities laws and the Racketeer Influenced and Corrupt Organizations Act ("RICO") and committed common law fraud by marketing real estate investment trusts and investment partnership interests using deceptive practices and false and misleading sales literature. While FCM has been advised by PaineWebber that it is a defendant in the lawsuit and PaineWebber has provided FCM with a copy of the complaint, as of the date of this report a complaint has not been served on FCM. The complaint was filed in United States District Court for the Southern District of New York.

         The Fund believes that the allegations in the lawsuit brought against FCM are without merit. While PaineWebber was the sales agent for the offering of the Fund's Units and Mezzanine Capital Corporation, a minority general partner of FCM and a defendant in the lawsuit ("MCC"), is an affiliate of PaineWebber, FCM is not controlled by PaineWebber. FCM is controlled by FCM Fiduciary Capital Corporation, a corporation unaffiliated with PaineWebber. FCM intends to vigorously pursue legal action to effect its removal as a defendant and to defend its position against the substantive claims alleged in the complaint in the event that it is unsuccessful in obtaining such removal.

         Pursuant to certain contractual arrangements between PaineWebber and FCM in connection with the original offering of the Units, under certain circumstances, the Partnership may be required to indemnify PaineWebber and its affiliates for costs and liabilities incurred in connection with this litigation. Pursuant to the Fund's Limited Partnership Agreement, the Fund may be required to indemnify FCM and its affiliates for cost and liabilities incurred in connection with this litigation.

         In any event, FCM believes that this litigation will be resolved without material adverse effect on the Fund's financial statements, taken as a whole.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits and Reports to be filed:

                 Exhibit No.          Description
                 -----------          -----------
                     11.1             Statement of Computation of Net Investment
                                      Income Per Limited Partnership Unit.

                     27               Financial Data Schedule


         (b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1995.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Fiduciary Capital Partners, L.P.
                            (Registrant)

                            By: FCM Fiduciary Capital Management Company Managing General Partner

Date: May 10, 1995                By: /s/ Donald R. Jackson
                                      -----------------------
                                      Donald R. Jackson
                                      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.               Description                                           Page
- - - - - - -----------               -----------                                           ----
  11.1                    Statement of Computation of Net Investment Income
                          Per Limited Partnership Unit.

  27                      Financial Data Schedule