Form 10-Q
period 1995-06-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1995-08-08
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 0-17737

                        FIDUCIARY CAPITAL PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                86-0653600
         (State of organization)                       (I.R.S. Employer
                                                      Identification No.)

             410 17TH STREET
                SUITE 400
             DENVER, COLORADO                              80202
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

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1995


                                Table of Contents

                                                                                                   Page
                                                                                                   ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                        3

                             Schedule of Investments -
                             June 30, 1995                                                           3

                             Balance Sheets - June 30, 1995 and
                             December 31, 1994                                                       6

                             Statements of Operations for the three
                             months ended June 30, 1995 and 1994                                     7

                             Statements of Operations for the six
                             months ended June 30, 1995 and 1994                                     8

                             Statements of Cash Flows for the six
                             months ended June 30, 1995 and 1994                                     9

                             Statements of Changes in Net Assets for
                             the six months ended June 30, 1995 and
                             for the year ended December 31, 1994                                   10

                             Selected Per Unit Data and Ratios                                      11

                             Notes to Financial Statements                                          12

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             14

  Part II.        OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      20

                  Item 6.    Exhibits and Reports on Form 8-K                                       20

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  JUNE 30, 1995
                                   (unaudited)

- -----------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
- -----------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

178,934 sh.         Carr-Gottstein Foods Co.,
                    Class B Common Stock(1)*         10/23/90           $  894,666     $1,083,669
- -----------------------------------------------------------------------------------------------------------------------
                                                                           894,666      1,083,669        3.6%
- -----------------------------------------------------------------------------------------------------------------------
182,453.91 sh.      Neodata Corporation,
                    10.00% Class A Convertible       12/27/90 &
                    Preferred Stock - Series 2*      09/30/92              337,945              2
10,607.78 sh.       Neodata Corporation,             12/27/90 &
                    Common Stock*                    09/30/92                    1              1
- -----------------------------------------------------------------------------------------------------------------------
                                                                           337,946              3        0.0
- -----------------------------------------------------------------------------------------------------------------------
37,257 sh.          KEMET Corporation,
                    Common Stock(2)*                 07/11/91               26,409      1,960,650
- -----------------------------------------------------------------------------------------------------------------------
                                                                            26,409      1,960,650        6.6
- -----------------------------------------------------------------------------------------------------------------------
324.6 sh.           Huntington Holdings, Inc.,
                    Warrants to Purchase
                    Common Stock(3)*                 01/31/92              103,811        734,801
- -----------------------------------------------------------------------------------------------------------------------
                                                                           103,811        734,801        2.5
- -----------------------------------------------------------------------------------------------------------------------
75,856 sh.          Amity Leather Products Co.,
                    Warrants to Purchase Class B
                    Common Stock*                    07/30/92              104,091        918,506
27,392 sh.          Amity Leather Products Co.,
                    Class A Common Stock*            07/30/92              273,920        331,677
- -----------------------------------------------------------------------------------------------------------------------
                                                                           378,011      1,250,183        4.2
- -----------------------------------------------------------------------------------------------------------------------
$3,561,003          KB Alloys, Inc.,
                    20.00% Senior Subordinated
                    Term Notes due 6/30/01(4)        05/28/93            3,501,120      3,501,120
- -----------------------------------------------------------------------------------------------------------------------
                                                                         3,501,120      3,501,120       11.7
- -----------------------------------------------------------------------------------------------------------------------
$6,087,185          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(5)             09/24/93            5,945,613      5,945,613
7,119.71 sh.        ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              711,971        837,752
489.27 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               48,927         48,927
510.83 sh.          ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               51,078         51,078
- -----------------------------------------------------------------------------------------------------------------------
                                                                         6,757,589      6,883,370       23.1
- -----------------------------------------------------------------------------------------------------------------------
18,194.4 sh.        Protection One, Inc.,
                    Warrants to Purchase
                    Common Stock(6)*                 11/03/93               97,340        110,304
- -----------------------------------------------------------------------------------------------------------------------
                                                                            97,340        110,304        0.4
- -----------------------------------------------------------------------------------------------------------------------

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 1995
                                   (unaudited)

- -----------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
- -----------------------------------------------------------------------------------------------------------------------
$2,604,000          LMC Operating Corp.,
                    13.00% Senior Secured
                    Subordinated Term Notes
                    due 5/31/99(7)                   06/10/94            2,465,824      2,465,824
17.447 sh.          LMC Operating Corp.,
                    Warrants to Purchase
                    Common Stock*                    06/10/94              117,180        117,180
17.36 sh.           LMC Credit Corp.,
                    Warrants to Purchase
                    Common Stock*                    06/10/94                    1              1
- -----------------------------------------------------------------------------------------------------------------------
                                                                         2,583,005      2,583,005        8.7
- -----------------------------------------------------------------------------------------------------------------------
42,404 sh.          MTI Holdings II, Inc.,           07/06/94 &
                    Common Stock*                    12/28/94              287,930         38,164
- -----------------------------------------------------------------------------------------------------------------------
                                                                           287,930         38,164        0.1
- -----------------------------------------------------------------------------------------------------------------------
$2,733,000          Canadian's Corp.,
                    13.50% Subordinated              09/09/94 &
                    Notes due 09/01/02(8)            12/29/94            2,623,897      2,623,897
$334,000            Canadian's Holdings, Inc.,
                    12.00% Exchangeable
                    Redeemable Debentures            09/09/94 &
                    due 8/31/04(9)                   12/29/94              320,321        320,321
$147,778            Canadian's Corp.,
                    Promissory Notes
                    due 06/30/96(10)                 05/08/95              134,035        134,035
266,201 sh.         Canadian's Corp.,
                    Warrants to Purchase             09/09/94 &
                    Common Stock*                    12/29/94               39,043         39,043
30,653 sh.          Canadian's Corp.,
                    Warrants to Purchase
                    Common Stock(11)*                05/08/95                  739            739
- -----------------------------------------------------------------------------------------------------------------------
                                                                         3,118,035      3,118,035       10.4
- -----------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(12)                      05/24/95            1,348,794      1,348,794
497.639             R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common Stock*        05/24/95               82,955         82,955
- -----------------------------------------------------------------------------------------------------------------------
                                                                         1,431,749      1,431,749        4.8
- -----------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (75.1% of net assets)       19,517,611     22,695,053       76.1
- -----------------------------------------------------------------------------------------------------------------------

              The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 1995
                                   (unaudited)

- -----------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
- -----------------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$2,605,000          Ford Motor Credit Corporation,
                    5.761% Notes due 7/13/95         06/29/95            2,600,077      2,600,077
$4,545,000          Philip Morris Companies, Inc.,
                    5.772% Notes due 7/13/95         06/29/95            4,536,395      4,536,395
- -----------------------------------------------------------------------------------------------------------------------
     Total Temporary Investments (23.6% of net assets)                   7,136,472      7,136,472       23.9
- -----------------------------------------------------------------------------------------------------------------------
     Total Investments (98.7% of net assets)                           $26,654,083    $29,831,525      100.0%
=======================================================================================================================


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

(10)  The notes bear interest equal to the prime rate, plus 5%.

(11)  The warrants have an exercise price of $2.44 per share.

(12) The notes will amortize in three equal annual installments of $486,667 commencing on 5/24/00.

*     Non-income producing security.


              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1995 AND DECEMBER 31, 1994
                                   (unaudited)

ASSETS:                                               1995              1994
                                                      ----              ----
   Investments (Note 6)
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $19,517,611 and $18,948,391,
         respectively)                            $ 22,695,053     $ 22,853,071
     Temporary investments, at amortized cost        7,136,472        4,876,188
                                                  ------------     ------------
       Total investments                            29,831,525       27,729,259
   Cash and cash equivalents                           129,654          171,999
   Accrued interest receivable                         778,769          627,846
   Other assets, including receivables
     from sale of investments                            6,956          659,011
                                                  ------------     ------------
       Total assets                               $ 30,746,904     $ 29,188,115
                                                  ============     ============

LIABILITIES:

   Payable to affiliates (Notes 2, 3 and 4)       $     49,546     $     52,354
   Accounts payable and accrued liabilities             25,309           34,688
   Prepaid interest income                                  --           60,146
   Distributions payable to partners                   462,712          694,068
                                                  ------------     ------------

       Total liabilities                               537,567          841,256
                                                  ------------     ------------

CONTINGENCIES (Note 5)

NET ASSETS:

   Managing General Partner                             38,590           19,965
   Limited Partners (equivalent to $19.76
     and $18.55, respectively, per limited
     partnership unit based on 1,526,949
     units outstanding)                             30,170,747       28,326,894
                                                  ------------     ------------

       Net assets                                   30,209,337       28,346,859
                                                  ------------     ------------

         Total liabilities and net assets         $ 30,746,904     $ 29,188,115
                                                  ============     ============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (unaudited)

                                                     1995             1994
                                                     ----             ----
INVESTMENT INCOME:

   Income:
     Interest                                    $   728,420      $   668,021
                                                 -----------      -----------

       Total investment income                       728,420          668,021
                                                 -----------      -----------


   Expenses:
     Investment advisory fees (Note 2)                58,353           74,444
     Fund administration fees (Note 3)                35,842           35,842
     Independent General Partner fees
       and expenses (Note 4)                          14,084           14,563
     Administrative expenses (Note 3)                 20,277           20,310
     Professional fees                                15,153           12,775
     Amortization                                      2,790            2,790
     Other expenses                                    9,377           14,012
                                                 -----------      -----------

       Total expenses                                155,876          174,736
                                                 -----------      -----------

NET INVESTMENT INCOME                                572,544          493,285
                                                 -----------      -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain on investments              2,080,925               --
     Net decrease in unrealized appreciation
       of investments                               (772,676)         (59,811)
                                                 -----------      -----------

          Net gain (loss) on investments           1,308,249          (59,811)
                                                 -----------      -----------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                     $ 1,880,793      $   433,474
                                                 ===========      ===========


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (unaudited)

                                                     1995              1994
                                                     ----              ----
INVESTMENT INCOME:

   Income:
     Interest                                    $  1,433,175      $  1,353,212
                                                 ------------      ------------

       Total investment income                      1,433,175         1,353,212
                                                 ------------      ------------


   Expenses:
     Investment advisory fees (Note 2)                116,706           148,360
     Fund administration fees (Note 3)                 71,685            71,685
     Independent General Partner fees
       and expenses (Note 4)                           32,946            32,560
     Administrative expenses (Note 3)                  40,553            40,620
     Professional fees                                 32,441            26,092
     Amortization                                       5,580             5,580
     Other expenses                                    17,901            28,049
                                                 ------------      ------------

       Total expenses                                 317,812           352,946
                                                 ------------      ------------

NET INVESTMENT INCOME                               1,115,363         1,000,266
                                                 ------------      ------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain on investments               2,399,777           601,467
     Net decrease in unrealized appreciation
       of investments                                (727,238)          (70,600)
                                                 ------------      ------------

          Net gain on investments                   1,672,539           530,867
                                                 ------------      ------------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                     $  2,787,902      $  1,531,133
                                                 ============      ============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (unaudited)

                                                                            1995              1994
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net increase in net assets resulting from operations                $  2,787,902      $  1,531,133
   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
       Accreted discount on portfolio investments                           (42,649)          (18,817)
       Amortization                                                           5,580             5,580
       Change in assets and liabilities:
         Accrued interest receivable                                       (150,923)          (92,698)
         Other assets                                                         1,327               847
         Payable to affiliates                                               (1,662)           22,742
         Accounts payable and accrued liabilities                            (9,379)           12,127
         Prepaid interest income                                            (60,146)               --
       Net realized gain on investments                                  (2,399,777)         (601,467)
       Net decrease in unrealized appreciation
         of investments                                                     727,238            70,600
                                                                       ------------      ------------
           Net cash provided by operating activities                        857,511           930,047
                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                     (1,564,946)       (2,551,921)
   Proceeds from dispositions of portfolio investments                    4,082,154         6,390,603
   (Purchase) sale of temporary investments, net                         (2,260,284)       (2,627,649)
                                                                       ------------      ------------
           Net cash provided by investing activities                        256,924         1,211,033
                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                   (1,156,780)       (1,533,746)
                                                                       ------------      ------------
           Net cash used in financing activities                         (1,156,780)       (1,533,746)
                                                                       ------------      ------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                     (42,345)          607,334

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                      171,999           317,279
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                       $    129,654      $    924,613
                                                                       ============      ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

                    AND FOR THE YEAR ENDED DECEMBER 31, 1994
                                   (unaudited)

                                                           1995               1994
                                                           ----               ----
Increase in net assets resulting from operations:
   Net investment income                              $   1,115,363      $   2,126,889
   Net realized gain (loss) on investments                2,399,777         (2,532,109)
   Net (decrease) increase in unrealized
     appreciation of investments                           (727,238)         4,356,233
                                                      -------------      -------------
       Net increase in net assets resulting
         from operations                                  2,787,902          3,951,013

Repurchase of limited partnership units                          --         (2,948,767)

Distributions to partners from -
   Net investment income                                   (925,424)        (2,126,889)
   Realized gain on investments                                  --           (867,798)
                                                      -------------      -------------
     Total increase (decrease) in net assets              1,862,478         (1,992,441)

Net assets:

   Beginning of period                                   28,346,859         30,339,300
                                                      -------------      -------------
   End of period (including undistributed
     net investment income of $189,940
     and $0, respectively)                            $  30,209,337      $  28,346,859
                                                      =============      =============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)

                                                        For the Three Months        For the Six Months
                                                           Ended June 30,              Ended June 30,
                                                        --------------------        -------------------
                                                         1995          1994          1995          1994
                                                         ----          ----          ----          ----
Per Unit Data:

   Investment income                                   $     .47     $     .39     $     .93     $     .80
   Expenses                                                 (.10)         (.10)         (.21)         (.21)
                                                       ---------     ---------     ---------     ---------
     Net investment income                                   .37           .29           .72           .59

   Net realized gain on investments                         1.35            --          1.56           .35

   Net decrease in unrealized appreciation
     of investments                                         (.50)         (.03)         (.47)         (.04)

   Distributions declared to partners                       (.30)         (.45)         (.60)         (.90)
                                                       ---------     ---------     ---------     ---------

     Net increase (decrease) in net asset value              .92          (.19)         1.21            --

       Net asset value:
         Beginning of period                               18.84         18.17         18.55         17.98
                                                       ---------     ---------     ---------     ---------
         End of period                                 $   19.76     $   17.98     $   19.76     $   17.98
                                                       =========     =========     =========     =========

Ratios (annualized):
   Ratio of expenses to average net assets                  2.11%         2.29%         2.18%         2.32%
   Ratio of net investment income to
     average net assets                                     7.76%         6.47%         7.66%         6.57%

Number of limited partnership units at end of period   1,526,949     1,687,121     1,526,949     1,687,121


         The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1995
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Managing General Partner, necessary to fairly present the financial position of the Fund as of June 30, 1995 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1994.

2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM Fiduciary Capital Management Company ("FCM") receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $116,706 were paid by the Fund for the six months ended June 30, 1995.

3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $71,685 were paid by the Fund for the six months ended June 30, 1995. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $40,553 for the six months ended June 30, 1995.

4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1995 totaled $32,946.

5.       CONTINGENCIES

         FCM, the Managing General Partner of the Fund, had been named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated and a number of its affiliates. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice. FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 1995
                                   (unaudited)

6.       SUBSEQUENT EVENT

         On July 25, 1995, the Fund sold 9,587 shares of KEMET Corporation common stock. The Fund received $646,876 of sales proceeds, resulting in a realized gain of $640,081.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1995, the Fund held portfolio investments in twelve Managed Companies, with an aggregate cost of approximately $19.5 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 75.1% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund continues to hold all of the equity components of its original investments, except for a substantial portion of its KEMET Corporation ("KEMET") stock.

         As of June 30, 1995, the Fund's remaining assets were invested in short-term commercial paper. These funds are available for investment, for distribution to the partners or to fund the annual repurchase offer.

         The Fund sold a portion of its KEMET common stock during the six months ended June 30, 1995. In addition, the Fund's subordinated debt investment in Protection One was prepaid during the six months ended June 30, 1995. In the aggregate, the Fund received $3,437,006 of proceeds, including applicable prepayment premiums, from these transactions.

         On July 25, 1995, the Fund received $646,876 of sales proceeds from the sale of 9,587 shares of KEMET common stock.

         A portion of the proceeds representing gains from these transactions were used by the Fund to fund a portion of the cost of the follow-on investments in Canadian's Corp., which were acquired on December 29, 1994 and May 8, 1995 (see following discussion). The remaining portion of the gains from these transactions have been reserved by the Managing General Partner to partially fund either the 1995 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies during 1995.

         On May 8, 1995, the Fund made a follow-on investment in Canadian's Corp. at a cost of $133,000. The investment consists of $147,778 of floating rate Promissory Notes, with warrants to acquire common stock.

         One May 24, 1995, the Fund acquired a new portfolio investment in R.B.M. Precision Metal Products, Inc. ("RBM") at a cost of approximately $1.43 million. The investment consists of $1,460,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

         The Fund expects to reinvest all available funds, including the principal amount of any future prepayments received, in additional portfolio investments. The Partnership Agreement provides that the Fund's investment period will end on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund will no longer be permitted to acquire investments in new portfolio companies.

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

         Accrued interest receivable increased $150,923 from $627,846 at December 31, 1994 to $778,769 at June 30, 1995. This increase resulted primarily from a $143,231 increase in the deferred portion of the interest receivable from KB Alloys, Inc. ("KB Alloys") with respect to the Fund's investment in $3,561,003 principal amount of 20.00% Senior Subordinated Term Notes due June 30, 2001. KB Alloys is required to pay 13.00% interest currently, while the remaining 7.00% of the interest may be deferred at KB Alloys' option. During any period in which the payment of interest is deferred, the interest rate on the notes increases from 20.00% to 21.00%. To date, KB Alloys has elected to defer payment of the interest. At June 30, 1995, the cumulative amount of deferred interest totaled $605,865. The Fund's agreement with KB Alloys requires KB Alloys to pay all accumulated deferred interest in excess of $547,847 no later than August 28, 1998, and the amount of deferred interest cannot exceed $547,847 at any time thereafter. The amount of accrued interest receivable with respect to other portfolio investments also increased slightly during the six months ended June 30, 1995.

         Other assets decreased $652,055, from $659,011 at December 31, 1994 to $6,956 at June 30, 1995. The balance at December 31, 1994 included a $645,148 receivable from the sale of KEMET common stock during December 1994. This amount was received by the Fund during January 1995.

         Prepaid interest income decreased from $60,146 at December 31, 1994 to zero at June 30, 1995. This prepaid interest income was related to the Canadian's 13.50% Subordinated Notes, which required interest to be paid quarterly, in advance, to the Fund. Effective June 1, 1995, the notes were amended to provide for the interest to be paid monthly, in advance, on the first day of each month.

         Distributions payable to partners decreased $231,356, from $694,068 at December 31, 1994 to $462,712 at June 30, 1995. This decrease corresponds to the percentage decrease in the quarterly distribution rate from $.45 per Unit to $.30 per Unit (as discussed in the following paragraphs).

         During the six months ended June 30, 1995, the Fund paid cash distributions pertaining to the fourth quarter of 1994 and the first quarter of 1995, in the amounts of $694,068 and $462,712, respectively. These quarterly distributions were equal to $.45 and $.30 per Unit, respectively, and represented an annualized rate equal to 9.0% and 6.0%, respectively, of contributed capital.

         As discussed in previous reports, the quarterly distributions for 1995 are being paid at a reduced rate. The distribution for the second quarter of 1995 will be paid on August 14, 1995 in an amount equal to $.30 per Unit, or an annualized rate equal to 6.0% of contributed capital. This distribution consists entirely of net investment income earned during the three months ended June 30, 1995.

         It is expected that the remaining 1995 distributions will be made at the same 6.0% rate. In the past, the Fund realized gains from its investments that provided additional sources of cash for distributions. Although there can be no assurances, the Fund may realize similar gains in 1995 that could in turn result in a higher distribution rate for subsequent quarters. Gains can also be utilized to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         The Fund's investment period will end on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund will no longer be permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1996 and subsequent years because all proceeds from dispositions or maturities of investments after December 31, 1995 will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         FCM, the Managing General Partner of the Fund, had been named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated and a number of its affiliates. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice. FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.

RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $572,544 for the three months ended June 30, 1995 as compared to net investment income of $493,285 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.29 to $.37 and the ratio of net investment income to average net assets increased from 6.47% to 7.76% for the three months ended June 30, 1995 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $1,115,363 for the six months ended June 30, 1995 as compared to net investment income of $1,000,266 for the corresponding period of the prior year. Net investment income per limited partnership unit increased from $.59 to $.72 and the ratio of net investment income to average net assets increased from 6.57% to 7.66% for the six months ended June 30, 1995 as compared to the corresponding period of the prior year.

         Net investment income for both the three and six month periods ended June 30, 1995 increased as a result of slight increases in investment income and slight decreases in total expenses.

         Investment income increased $60,399 and $79,963, or 9.0% and 5.9%, for the three and six month periods ended June 30, 1995, respectively, as compared to the corresponding periods of the prior year. These increases were primarily the result of higher interest rates on the Fund's temporary investments and to a lesser extent on the Fund's higher-yielding subordinated debt investments. The positive effect of the higher interest rates was partially offset by a decrease in the amount of the Fund's average net assets.

         The Fund had average net assets of approximately $29.1 million during the six months ended June 30, 1995 as compared to approximately $30.4 million during the corresponding period of the prior year. This 4.3% decrease in average net assets occurred primarily as a result of the Fund's repurchase of 9.49% of its Units during the fourth quarter of 1994. The negative effect of the repurchase of Units was partially offset by gains achieved with respect to the Fund's investments (primarily the KEMET common stock).

         Total expenses decreased $18,860 and $35,134, or 10.8% and 10.0%, for the three and six month periods ended June 30, 1995, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in investment advisory fees and other expenses. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1994 and the realization during July 1994 of the loss on the Fund's Mobile Technology, Inc. ("MTI") investment. Both the repurchase of Units and the realization of the MTI loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. Other expenses decreased primarily as a result of a decrease in consulting fees. These decreases were partially offset by an increase in professional fees.

Net Realized Gain on Investments

         On February 28, 1995, the Fund sold 10,547 shares of KEMET common stock. The Fund received $326,324 of sales proceeds, resulting in a realized gain of $318,852.

         During April and May 1995, the Fund sold an additional 44,920 shares of KEMET common stock. The Fund received $1,973,532 of sales proceeds, resulting in realized gains of $1,941,692.

         On May 17, 1995, Protection One prepaid its $1,083,000 of 12.00% Senior Subordinated Notes that were carried by the Fund at an amortized cost of $997,917. The Fund received $1,137,150 of proceeds, including a prepayment premium, resulting in a realized gain of $139,233.

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

         The net increase in unrealized appreciation of investments during the three and six month periods ended June 30, 1995 and the cumulative net unrealized appreciation of investments as of June 30, 1995, consisted of the following components:

                                                      Unrealized Appreciation (Depreciation) Recorded
                                                 --------------------------------------------------------
                                                 During the Three       During the Six
                                                   Months Ended          Months Ended           As of
          Portfolio Company                       June 30, 1995          June 30, 1995      June 30, 1995
          -----------------                      ----------------       --------------      -------------
Unrealized net appreciation recorded
     during prior periods with respect to
     investments disposed of during
     the period                                     $(1,563,100)          $(1,508,561)         $        -
Carr-Gottstein                                           63,745               (21,248)            189,003
Neodata                                                       -              (325,199)           (337,943)
KEMET                                                   637,793               920,945           1,934,241
Huntington                                               54,028                54,028             630,990
Amity                                                         -                87,610             872,172
Elgin / ENI                                              17,800                35,598             125,781
Protection One                                           17,058                29,589             (12,964)
MTI                                                           -                     -            (249,766)
                                                    -----------           -----------          ----------
                                                    $  (772,676)          $  (727,238)         $3,177,442
                                                    ===========           ===========          ==========

         Carr-Gottstein Foods Company completed an IPO of its common stock on July 1, 1993. The stock, which trades on the New York Stock Exchange, closed at $6.375 on June 30, 1995. This price compares to closing prices of $6.50 on December 31, 1994 and $6.00 on March 31, 1995. Based on the $6.375 closing trading price of the common stock, the Fund's 178,934 shares of common stock would have a market value of $1,140,704. However, the Fund's valuation guidelines require the stock to be valued at a 5% discount to the public market price to reflect the potential market impact that could result from the sale of the material number of shares owned by the Funds.

         The Neodata Corporation ("Neodata") stock was written down at March 31, 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which now exceeds the Partnership's valuation.

         KEMET completed an IPO of its common stock on October 21, 1992. The stock, which trades on the NASDAQ National Market System, closed at $52.625 (an average of the closing bid and ask prices) on June 30, 1995. This price is up from the closing prices of $29.375 on December 31, 1994 and $37.375 on March 31, 1995. The Fund held 37,257 shares of KEMET common stock at June 30, 1995. Based on the $52.625 closing trading price of the common stock, the Fund's stock had a market value of $1,960,650 at June 30, 1995.

         During June 1995, the Fund received an unsolicited offer from a third party to purchase the Huntington Holdings, Inc. ("Huntington") warrants which are held by the Fund. Although the Fund decided not to sell the warrants, the warrants were written up in value at June 30, 1995 based upon the offer price.

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

         Protection One, Inc. ("Protection One") completed an IPO of its common stock on September 29, 1994. The stock, which trades on the NASDAQ National Market System, closed at $6.0625 (an average of the closing bid and ask prices) on March 31, 1995. This price compares to closing prices of $4.875 on December 31, 1994 and $5.125 on March 31, 1995. The Fund holds warrants to acquire 18,194.4 shares of Protection One common stock at a nominal exercise price. Based on the $6.0625 closing trading price of the common stock, the Fund's warrants had a market value of $110,304 at June 30, 1995.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         As previously reported, FCM, the Managing General Partner of the Fund, had been named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's direct investment offerings, including the offering of the Units. Plaintiffs in the lawsuit allege, among other things, that the defendants violated federal securities laws and committed common law fraud in the marketing of direct investments.

         On May 30, 1995, the United States District Court for the Southern District of New York entered an order certifying the class and dismissing the class action against FCM without prejudice. PaineWebber and Mezzanine Capital Corporation, a minority general partner of FCM and an affiliate of PaineWebber, remain as defendants.

         The Fund was not named as a defendant in the lawsuit; however, pursuant to certain contractual arrangements between FCM and PaineWebber in connection with the offering of the Units, the Fund may be required to indemnify PaineWebber and its affiliates for their costs and liability in connection with any class action claims relating to the Fund. FCM believes that the Fund's exposure in respect of the indemnity will not have any material adverse effect on the Fund's financial condition.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits and Reports to be filed:

                  Exhibit No.           Description
                  -----------           -----------
                      11.1              Statement of Computation of Net
                                        Investment Income Per
                                        Limited Partnership Unit.

                      19.1              Reports Furnished to Securities Holders.

                      27                Financial Data Schedule.

         (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1995.

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

                              Fiduciary Capital Partners, L.P.
                              (Registrant)

                              By: FCM Fiduciary Capital Management Company Managing General Partner


Date: August 8, 1995                 By:      /s/ Donald R. Jackson
                                              ---------------------
                                              Donald R. Jackson
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Description                                             Page
- -----------                -----------                                             ----
         11.1              Statement of Computation of Net Investment Income Per
                           Limited Partnership Unit.

         19.1              Reports Furnished to Securities Holders.

         27                Financial Data Schedule.