Form 10-Q
period 1996-03-31
FIDUCIARY CAPITAL PARTNERS L P
filed 1996-05-13
CIK 841687

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996
                              --------------------------------------------------

                                       OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number       0-17737
                      ----------------------------------------------------------


                      Fiduciary Capital Partners, L.P.
       -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Delaware                                          86-0653600
        -----------------------                             -------------------
        (State of organization)                              (I.R.S. Employer
                                                            Identification No.)


           410 17th Street
              Suite 400
          Denver, Colorado                                         80202
          ----------------                                     --------------
       (Address of principal                                     (Zip Code)
         executive offices)


       Registrant's telephone number, including area code  (800) 866-7607
                                                          ---------------


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

                        Fiduciary Capital Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1996




                               Table of Contents


                                                                                               Page
                                                                                               ----
  Part I.        FINANCIAL INFORMATION

                 Item 1.    Financial Statements (unaudited)                                    3

                            Schedule of Investments -
                            March 31, 1996                                                      3

                            Balance Sheets - March 31, 1996 and
                            December 31, 1995                                                   5

                            Statements of Operations for the three months
                            ended March 31, 1996 and 1995                                       6

                            Statements of Cash Flows for the three months
                            ended March 31, 1996 and 1995                                       7

                            Statements of Changes in Net Assets for the
                            three months ended March 31, 1996 and
                            for the year ended December 31, 1995                                8

                            Selected Per Unit Data and Ratios                                   9

                            Notes to Financial Statements                                       10

                 Item 2.   Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                           12


  Part II.       OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                    17

                 Item 6.   Exhibits and Reports on Form 8-K                                     17


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1996
                                  (unaudited)

- ----------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment          Amortized                   % of Total
Shares             Investment                        Date               Cost          Value       Investments
- ----------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

182,453.91 sh.     Neodata Corporation,
                   10.00% Class A Convertible      12/27/90 &
                   Preferred Stock - Series 2*     09/30/92         $   337,945       $      1
10,607.78 sh.      Neodata Corporation,            12/27/90 &
                   Common Stock*                   09/30/92                   1              1
- ----------------------------------------------------------------------------------------------------------------------------
                                                                        337,946              2     0.0
- ----------------------------------------------------------------------------------------------------------------------------
27,944 sh.         KEMET Corporation,
                   Common Stock(1)*                07/11/91               9,905        632,233
- ----------------------------------------------------------------------------------------------------------------------------
                                                                          9,905        632,233     2.7
- ----------------------------------------------------------------------------------------------------------------------------
75,856 sh.         Amity Leather Products Co.,
                   Warrants to Purchase Class B
                   Common Stock*                   07/30/92             104,091        817,355
27,392 sh.         Amity Leather Products Co.,
                   Class A Common Stock*           07/30/92             273,920        295,151
- ----------------------------------------------------------------------------------------------------------------------------
                                                                        378,011      1,112,506     4.7
- ----------------------------------------------------------------------------------------------------------------------------
$6,087,185         Elgin National Industries, Inc.,
                   13.00% Senior Subordinated
                   Notes due 9/01/01(2)            09/24/93           5,961,309      5,961,309
7,119.71 sh.       ENI Holding Corp.,
                   10.00% Preferred Stock
                   due 12/31/01                    09/24/93             711,971        891,150
489.27 sh.         ENI Holding Corp.,
                   Class B Common Stock*           09/24/93              48,927        48,927
510.83 sh.         ENI Holding Corp.,
                   Warrants to Purchase Class B
                   Common Stock*                   09/24/93              51,078        51,078
- ----------------------------------------------------------------------------------------------------------------------------
                                                                      6,773,285      6,952,464    29.4
- ----------------------------------------------------------------------------------------------------------------------------
260,400 sh.        LMC Operating Corp., 7.00%
                   Cumulative Redeemable
                   Preferred Stock*                06/10/94           2,596,621      2,596,621
27.28 sh.          LMC Operating Corp.,
                   Common Stock*                   02/09/96             545,599         4,799
52.08 sh.          LMC Credit Corp.,
                   Common Stock*                   02/09/96                   1             1
- ----------------------------------------------------------------------------------------------------------------------------
                                                                      3,142,221      2,601,421    11.0
- ----------------------------------------------------------------------------------------------------------------------------

42,404 sh.         MTI Holdings II, Inc.,          07/06/94 &
                   Common Stock*                   12/28/94             287,930         38,164
- ----------------------------------------------------------------------------------------------------------------------------
                                                                        287,930         38,164     0.2
- ----------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 1996
                                  (unaudited)

- --------------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                          Investment           Amortized                  % of Total
Shares             Investment                       Date                Cost           Value     Investments
- --------------------------------------------------------------------------------------------------------------------------------
$1,460,000         R.B.M. Precision Metal
                   Products, Inc., 13.00%
                   Senior Subordinated
                   Secured Notes due
                   5/24/02(3)                      05/24/95           1,359,276      1,359,276
497.639 sh.        R.B.M. Precision Metal
                   Products, Inc., Warrants
                   to Purchase Common Stock*       05/24/95              82,955         82,955
- --------------------------------------------------------------------------------------------------------------------------------
                                                                      1,442,231      1,442,231     6.1
- --------------------------------------------------------------------------------------------------------------------------------
$3,934,080         Atlas Environmental, Inc.,
                   13.50% Senior Subordinated
                   Secured Notes due 01/19/03(4)   01/25/96           3,818,578      3,818,578

407,659 sh.        Atlas Environmental, Inc.,
                   Warrants to Purchase
                   Common Stock(5)*               01/25/96               40,766         40,766
- --------------------------------------------------------------------------------------------------------------------------------
                                                                      3,859,344      3,859,344    16.3
- --------------------------------------------------------------------------------------------------------------------------------
    Total Investment in Managed Companies (70.4% of net assets)      16,230,873     16,638,365    70.4
- --------------------------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$3,500,000         Ford Motor Credit Corporation,
                   5.13% Notes due 04/10/96        03/27/96           3,495,520      3,495,520
$3,500,000         Anheuser-Busch Companies,
                   Inc., 5.09% Notes due 04/10/96  03/27/96           3,495,555      3,495,555
- --------------------------------------------------------------------------------------------------------------------------------
    Total  Temporary Investments (29.6% of net assets)                6,991,075      6,991,075    29.6
- --------------------------------------------------------------------------------------------------------------------------------
    Total Investments (100.0% of net assets)                        $23,221,948    $23,629,440   100.0%
=================================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) The notes will amortize in eight equal quarterly installments of $760,898 commencing on 11/30/99.
(3) The notes will amortize in three equal annual installments of $486,667 commencing on 5/24/00.
(4) The notes will amortize in five equal annual installments of $786,816 commencing on 1/19/99.
(5) The Atlas Environmental, Inc. common stock trades over the counter on a limited basis with quotations provided via the OTC Bulletin Board. The warrants have an exercise price of $8.00 per share.
 *   Non-income producing security.





             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (unaudited)


                                                                                     1996                1995
                                                                                     ----                ----
ASSETS:
  Investments:
    Portfolio investments, at value:
      Managed companies (amortized cost -
         $16,230,873 and $16,677,145,
         respectively)                                                             $16,638,365        $13,401,816
    Temporary investments, at amortized cost                                         6,991,075         10,396,792
                                                                                   -----------        -----------
      Total investments                                                             23,629,440         23,798,608
  Cash and cash equivalents                                                            894,871            200,969
  Accrued interest receivable                                                          200,709            140,490
  Other assets                                                                           7,337              3,206
                                                                                   -----------        -----------
      Total assets                                                                 $24,732,357        $24,143,273
                                                                                   ===========        ===========

LIABILITIES:

  Payable for investments purchased                                                $   545,600        $         -
  Payable to affiliates (Notes 2, 3 and 4)                                              73,694             60,372
  Accounts payable and accrued liabilities                                              47,175             33,177
  Distributions payable to partners                                                    426,438            426,438
                                                                                   -----------        -----------

    Total liabilities                                                                1,092,907            519,987
                                                                                   -----------        -----------

CONTINGENCIES (Note 5)

NET ASSETS:

  Managing General Partner                                                              (3,563)            (3,725)
  Limited Partners (equivalent to $16.80
    and $16.79, respectively, per limited
    partnership unit based on 1,407,244
    units outstanding)                                                              23,643,013         23,627,011
                                                                                   -----------        -----------

      Net assets                                                                    23,639,450         23,623,286
                                                                                   -----------        -----------

         Total liabilities and net assets                                          $24,732,357        $24,143,273
                                                                                   ===========        ===========

             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)


                                                                        1996             1995
                                                                        ----             ----
INVESTMENT INCOME:

  Income:
    Interest                                                         $  483,644         $ 704,755
                                                                     ----------         ---------

      Total investment income                                           483,644           704,755
                                                                     ----------         ---------


  Expenses:
    Investment advisory fees (Note 2)                                    48,722            58,353
    Professional fees                                                    46,532            17,288
    Fund administration fees (Note 3)                                    35,843            35,843
    Administrative expenses (Note 3)                                     20,276            20,276
    Independent General Partner fees
      and expenses (Note 4)                                              18,318            18,862
    Other expenses                                                       14,756             8,524
    Amortization                                                              -             2,790
                                                                     ----------         ---------

      Total expenses                                                    184,447           161,936
                                                                     ----------         ---------

NET INVESTMENT INCOME                                                   299,197           542,819
                                                                     ----------         ---------

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS:

    Net realized (loss) gain on investments                          (3,539,416)          318,852
    Net change in unrealized gain (loss)
      on investments                                                  3,682,821            45,438
                                                                     ----------         ---------

         Net gain on investments                                        143,405           364,290
                                                                     ----------         ---------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                          $  442,602         $ 907,109
                                                                     ==========         =========



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                           STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (unaudited)


                                                                              1996            1995
                                                                              ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net increase in net assets resulting from operations                     $  442,602      $ 907,109
  Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
      Accreted discount on portfolio investments                              (12,857)       (19,434)
      Amortization                                                                  -          2,790
      Change in assets and liabilities:
         Accrued interest receivable                                          (60,219)      (105,878)
         Other assets                                                          (4,131)        (3,345)
         Payable to affiliates                                                 13,322        (11,116)
         Accounts payable and accrued liabilities                              13,998         10,042
         Prepaid interest income                                                    -          2,372
      Net realized loss (gain) on investments                               3,539,416       (318,852)
      Net change in unrealized (gain) loss
          on investments                                                   (3,682,821)       (45,438)
                                                                           ----------      ---------
         Net cash provided by operating activities                            249,310        418,250
                                                                           ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of portfolio investments                                        (3,855,398)        (1,146)
  Proceeds from dispositions of portfolio investments                       1,320,711        971,472
  Sale (purchase) of temporary investments, net                             3,405,717       (713,004)
                                                                           ----------      ---------
    Net cash provided by investing activities                                 871,030        257,322
                                                                           ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Cash distributions paid to partners                                        (426,438)      (694,068)
                                                                           ----------      ---------
    Net cash used in financing activities                                    (426,438)      (694,068)
                                                                           ----------      ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                        693,902        (18,496)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                         200,969        171,999
                                                                           ----------      ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                            $  894,871      $ 153,503
                                                                           ==========      =========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                    AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (unaudited)


                                                                            1996             1995
                                                                            ----             ----
Increase in net assets resulting from operations:
  Net investment income                                                $     299,197     $  2,037,186
  Net realized (loss) gain on investments                                 (3,539,416)       4,588,421
  Net change in unrealized gain (loss)
    on investments                                                         3,682,821       (7,180,010)
                                                                       -------------     ------------
      Net increase (decrease) in net assets
         resulting from operations                                           442,602         (554,403)

Repurchase of limited partnership units                                            -       (2,354,597)

Distributions to partners from net
   investment income                                                        (426,438)      (1,814,573)
                                                                       -------------     ------------

    Total increase (decrease) in net assets                                   16,164       (4,723,573)

Net assets:

  Beginning of period                                                     23,623,286       28,346,859
                                                                       -------------     ------------

  End of period (including undistributed
    net investment income of $95,372
    and $222,613, respectively)                                        $  23,639,450     $ 23,623,286
                                                                       =============     ============





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS

                 FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (unaudited)


                                                                      1996            1995
                                                                      ----            ----
Per Unit Data:

  Investment income                                              $        .34     $      .46
  Expenses                                                               (.13)          (.11)
                                                                 ------------     -----------
    Net investment income                                                 .21            .35

  Net realized (loss) gain on investments                               (2.49)           .21

  Net change in unrealized gain (loss)
    on investments                                                       2.59            .03

  Distributions declared to partners                                     (.30)          (.30)
                                                                 ------------     -----------

    Net increase in net asset value                                       .01            .29

      Net asset value:
         Beginning of period                                            16.79           18.55
                                                                 ------------     -----------
         End of period                                           $      16.80     $     18.84
                                                                 ============     ===========

Ratios (annualized):
  Ratio of expenses to average net assets                                3.12%           2.27%
  Ratio of net investment income to
    average net assets                                                   5.06%           7.60%

Number of limited partnership units at end of period                1,407,244       1,526,949




             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                        NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 1996
                                 (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of March 31, 1996 and the results of its operations, changes in net assets and its cash flows for the period then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1995.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $48,722 were paid by the Fund for the three months ended March 31, 1996.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $35,843 were paid by the Fund for the three months ended March 31, 1996.
FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $20,276 for the three months ended March 31, 1996.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 1996 totaled $18,318.


5.       CONTINGENCIES

         FCM was named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates concerning the sale of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 1996
                                  (unaudited)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $16.2 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 70.4% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of March 31, 1996, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

         During February 1996, the Fund sold its Huntington Holdings, Inc. ("Huntington") warrants. As discussed below, the Fund received $1,320,711 of proceeds from this transaction. These proceeds have been reserved by the Managing General Partner to partially fund either the Fund's 1996 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies.

         During January 1996, the Fund invested $3,855,398 in Atlas Environmental, Inc. ("Atlas"). The investment consists of $3,934,080 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire 407,659 shares of common stock. The warrants have an exercise price of $8.00 per share. The Atlas common stock is currently traded over the counter on a limited basis with quotations provided via the OTC Bulletin Board under the symbol "ATEV".

         During June 1994, the Fund invested $2,551,920 in LMC Operating Corp. ("LMC"). The investment consisted of $2,604,000 of 13.00% Senior Subordinated Notes due May 31, 1999 with warrants to acquire common stock.

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

         During 1995, the majority owner requested that the Fund participate in a financial restructuring of LMC. The Fund agreed to the proposed restructuring, which was consummated during February 1996. As part of the restructuring, the Fund converted its existing LMC subordinated debt and warrants into preferred stock and agreed to make a follow-on investment for the purchase of $545,600 of new common stock. As a result of the restructuring, the Fund increased its ownership of LMC from approximately 13% to approximately 27%.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1996 repurchase offer will be mailed to the Limited Partners during October 1996. The actual redemption of tendered Units will occur on November 21, 1996.

         Accrued interest receivable increased $60,219 from $140,490 at December 31, 1995 to $200,709 at March 31, 1996. This increase resulted primarily from the accrual of interest due on the Atlas notes that were acquired during January 1996. This increase was partially offset by a decrease, to zero, in the accrued interest receivable attributable to the Fund's Canadian's investment.

         The $545,600 payable for investments purchased at March 31, 1996 represents the follow-on investment in LMC (as discussed above). Although the LMC financial restructuring was consummated during February 1996, the Fund did not actually fund the purchase of the new LMC common stock until April 1996.

         During the three months ended March 31, 1996, the Fund paid a cash distribution pertaining to the fourth quarter of 1995, in the amount of $426,438. The distribution for the first quarter of 1996 will be paid on May 15, 1996. Both of these quarterly distributions are equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

         The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies, except to fund commitments made prior to December 31, 1995. This will impact the amount of the Fund's quarterly distributions for 1996 and subsequent years because all proceeds from dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         As of December 31, 1995, the Fund had committed to make three new portfolio investments. In addition, the Fund had agreed in principle to the financial restructuring of LMC. As discussed above, one of the committed investments, Atlas, was acquired during January 1996 and the LMC financial restructuring was consummated during February 1996. The other two committed investments have been abandoned. The portion of the Fund's available capital that had been reserved for these abandoned investments is now reserved to fund either the Fund's 1996 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies.

         FCM was named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of it affiliates concerning the sale of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

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

RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $299,197 for the three months ended March 31, 1996 as compared to net investment income of $542,819 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.35 to $.21 and the ratio of net investment income to average net assets decreased from 7.60% to 5.06% for the three months ended March 31, 1996 as compared to the corresponding period of the prior year.

         Net investment income for the three months ended March 31, 1996 decreased primarily as a result of a decrease in investment income.

         Investment income decreased $221,111, or 31.4%, for the three months ended March 31, 1996, as compared to the corresponding period of the prior year. This decrease resulted primarily from the conversion of the Fund's LMC debt securities into non-dividend paying equity securities and the Canadian's bankruptcy. (Both of these items are discussed elsewhere in this Report.) The Fund's total investments also decreased as a result of the Fund's repurchase of 7.84% of its Units during the fourth quarter of 1995.

         Total expenses increased $22,511, or 13.9%, for the three months ended March 31, 1996, as compared to the corresponding period of the prior year.
This increase resulted primarily from increases in professional fees and other expenses. These increases were primarily the result of legal fees and other costs incurred in connection with Canadian's bankruptcy proceedings. The increases in professional fees and other expenses were partially offset by decreases in investment advisory fees and amortization expense. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1995 and the realization during February 1996 of the loss on the Fund's Canadian's investment. Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. The Fund amortized its organization costs over a five year period beginning with the inception of the Fund in 1990. Therefore, these costs became fully amortized during 1995.

Net Realized Gain (Loss) on Investments

         Canadian's was a women's specialty retailer, which had 53 stores on the East Coast, including stores in the New York City and Philadelphia metropolitan areas. As widely reported in the business press, retailers almost universally experienced extremely disappointing sales during the 1995 holiday season. Women's specialty retailers were especially hard hit. This situation was exacerbated by severe winter weather which hampered store operations from Boston to Washington, D.C. As a result, a number of apparel retailers filed for bankruptcy.

         Canadian's did not escape the retailing downturn and experienced significant operating problems. These problems culminated in Canadian's filing for Chapter 11 bankruptcy protection on February 21, 1996 and ceasing all operations during March 1996. As discussed in the Fund's previous filings, Canadian's had embarked on a significant cost cutting program during the fall of 1995, which included closing marginal stores and reducing general and administrative costs. However, these measures were not sufficient to offset the negative impact of the unusually bad holiday season.

         As a result of these developments, it is now evident that the Fund will not recover any of its Canadian's investment. Accordingly, the Fund recognized the $4,756,316 loss on its Canadian's investment as a realized loss during the three months ended March 31, 1996. This loss recognition did not significantly affect the Fund's total net gain (loss) on investments for the three months ended March 31, 1996 because all but $5 of the loss was recorded as an unrealized loss during 1995.

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

         The Fund recognized a realized gain of $1,216,901 from this transaction during February 1996. The Fund has not assigned any value to its $190,653 share of the escrow because it is uncertain how much, if any, of the escrowed funds will ultimately be received by the Fund. Additional gain will be recognized if the Fund actually receives a distribution of any of the escrowed funds.

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

         As of December 31, 1995, the Fund had recorded $2,609,492 of unrealized gain and $5,884,821 of unrealized loss on investments. Therefore, as of December 31, 1995, the Fund had recorded a total net unrealized loss on investments of $3,275,329.

         The net increase in unrealized gain (loss) of investments during the three months ended March 31, 1996 and the cumulative net unrealized gain on investments as of March 31, 1996, consisted of the following components:

                                                              Unrealized Gain (Loss) Recorded
                                                              -------------------------------
                                                           During the Three
                                                            Months Ended                 As of
         Portfolio Company                                  March 31, 1996          March 31, 1996
- ----------------------------------                         ---------------          ---------------
Unrealized net loss recorded during
    prior periods with respect to
    investments disposed of during
    the period                                             $  3,841,121              $         -
Neodata                                                               -                 (337,944)
KEMET                                                           (38,423)                 622,328
Amity                                                          (137,677)                 734,495
Elgin/ENI                                                        17,800                  179,179
LMC                                                                   -                 (540,800)
MTI II                                                                -                 (249,766)
                                                           ------------              -----------
                                                           $  3,682,821              $   407,492
                                                           ============              ===========


         The Neodata Corporation ("Neodata") stock was written down to a negligible amount during 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which exceeds the Partnership's valuation.

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $22.625 (an average of the closing bid and ask prices) on March 31, 1996. This price is down from the closing price of $34.125 on December 31, 1995. Based on the $22.625 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at March 31, 1996 had a market value of $632,233.

         The Amity warrants and common stock were written down in value at March 31, 1996 to bring Amity's valuation more in line with the valuation of other comparable companies in its industry.

         The ENI Holding Corp. preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that has accrued with respect to the preferred stock.

         As discussed above, LMC has experienced significant operating problems since the Fund acquired its LMC investment during 1994 and the Fund's LMC investment was recently restructured. As a result of LMC's operational difficulties and the fact that the Fund now owns equity securities rather than debt securities, the Fund wrote its LMC investment down by $540,800 during 1995.

         The MTI II common stock was written down in value during 1994 based upon an independent third party valuation of the company that was obtained by MTI II's management.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                          Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings pending directly against the Fund.

         As previously reported, FCM, the Managing General Partner of the Fund, was named as a defendant in a class action lawsuit against PaineWebber and a number of its affiliates concerning its sale of 70 different limited partnerships and other direct investment programs, including the offering of the Units. Plaintiffs in the lawsuit allege, among other things, that the defendants violated federal securities laws and committed common law fraud in the marketing of direct investments.

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

         During February 1996, approximately 150 plaintiffs filed an action in Sacramento, California Superior Court against PaineWebber and various affiliated entities concerning the plaintiffs' purchase of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million, plus punitive damages.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits and Reports to be filed:

                 Exhibit No.          Description
                 -----------          -----------
                     11.1             Statement of Computation of Net Investment Income Per Limited
                                      Partnership Unit.

                     19.1             Reports Furnished to Securities Holders.

                     27.1             Financial Data Schedule.

         (b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1996.

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


                               Fiduciary Capital Partners, L.P.
                               (Registrant)


                               By: FCM Fiduciary Capital Management Company Managing General Partner


Date: May 10, 1996                    By:     /s/ Donald R. Jackson
                                              ---------------------
                                              Donald R. Jackson
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
