Form 10-Q
period 1996-06-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1996-08-14
CIK 841687

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to ____________________

Commission file number 0-17737
                       -------



                      Fiduciary Capital Partners, L.P.
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)



      Delaware                                                   86-0653600
- -----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)




    410 17th Street
      Suite 400                                                       80202
   Denver, Colorado                                              --------------
- ----------------------                                              (Zip Code)
(Address of principal
  executive offices)


       Registrant's telephone number, including area code  (800) 866-7607
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

                        Fiduciary Capital Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended June 30, 1996




                                                    Table of Contents
                                                    -----------------


                                                                                              Page
                                                                                              ----
  Part I.        FINANCIAL INFORMATION

                 Item 1.    Financial Statements (unaudited)                                    3

                            Schedule of Investments -
                            June 30, 1996                                                       3

                            Balance Sheets - June 30, 1996 and
                            December 31, 1995                                                   5

                            Statements of Operations for the three
                            months ended June 30, 1996 and 1995                                 6

                            Statements of Operations for the six
                            months ended June 30, 1996 and 1995                                 7

                            Statements of Cash Flows for the six
                            months ended June 30, 1996 and 1995                                 8

                            Statements of Changes in Net Assets for
                            the six months ended June 30, 1996 and
                            for the year ended December 31, 1995                                9

                            Selected Per Unit Data and Ratios                                   10

                            Notes to Financial Statements                                       11

                 Item 2.   Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                           13


  Part II.       OTHER INFORMATION

                 Item 1.   Legal Proceedings                                                    19

                 Item 6.   Exhibits and Reports on Form 8-K                                     19


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                  JUNE 30 1996
                                  (unaudited)


- ----------------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                           Investment          Amortized                        % of Total
Shares             Investment                        Date               Cost            Value          Investments
- ----------------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

182,453.91 sh.     Neodata Corporation,
                   10.00% Class A Convertible      12/27/90 &
                   Preferred Stock - Series 2*     09/30/92         $   337,945       $           1
10,607.78 sh.      Neodata Corporation,            12/27/90 &
                   Common Stock*                   09/30/92                   1                   1
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        337,946                   2       0.0%
- ----------------------------------------------------------------------------------------------------------------------------------
27,944 sh.         KEMET Corporation,
                   Common Stock(1)*                07/11/91               9,905             562,373
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                          9,905             562,373       2.4
- ----------------------------------------------------------------------------------------------------------------------------------
75,856 sh.         Amity Leather Products Co.,
                   Warrants to Purchase Class B
                   Common Stock*                   07/30/92             104,091             817,355
27,392 sh.         Amity Leather Products Co.,
                   Class A Common Stock*           07/30/92             273,920             295,151
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        378,011           1,112,506       4.7
- ----------------------------------------------------------------------------------------------------------------------------------
$6,087,185         Elgin National Industries, Inc.,
                   13.00% Senior Subordinated
                   Notes due 9/01/01(2)            09/24/93           5,966,905           5,966,905
7,119.71 sh.       ENI Holding Corp.,
                   10.00% Preferred Stock
                   due 12/31/01                    09/24/93             711,971             908,949
489.27 sh.         ENI Holding Corp.,
                   Class B Common Stock*           09/24/93              48,927              48,927
510.83 sh.         ENI Holding Corp.,
                   Warrants to Purchase Class B
                   Common Stock*                   09/24/93              51,078              51,078
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      6,778,881           6,975,859      29.7
- ----------------------------------------------------------------------------------------------------------------------------------
260,400 sh.        LMC Operating Corp., 7.00%
                   Cumulative Redeemable
                   Preferred Stock*                06/10/94           2,596,621           2,596,621
27.28 sh.          LMC Operating Corp.,
                   Common Stock*                   02/09/96             545,599               4,799
52.08 sh.          LMC Credit Corp.,
                   Common Stock*                   02/09/96                   1                   1
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      3,142,221           2,601,421      11.1
- ----------------------------------------------------------------------------------------------------------------------------------
42,404 sh.         MTI Holdings II, Inc.,          07/06/94 &
                   Common Stock*                   12/28/94             287,930              38,164
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        287,930              38,164       0.2
- ----------------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 JUNE 30, 1996
                                  (unaudited)


- ----------------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                          Investment           Amortized                  % of Total
Shares             Investment                       Date                Cost           Value     Investments
- ----------------------------------------------------------------------------------------------------------------------------------
$1,460,000         R.B.M. Precision Metal
                   Products, Inc., 13.00%
                   Senior Subordinated
                   Secured Notes due
                   5/24/02(3)                      05/24/95           1,362,908      1,362,908
497.639 sh.        R.B.M. Precision Metal
                   Products, Inc., Warrants
                   to Purchase Common Stock*       05/24/95              82,955         82,955
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      1,445,863      1,445,863       6.1
- ----------------------------------------------------------------------------------------------------------------------------------
$3,934,080         Atlas Environmental, Inc.,
                   13.50% Senior Subordinated
                   Secured Notes due 01/19/03(4)   01/25/96           3,823,599      3,823,599
407,659 sh.        Atlas Environmental, Inc.,
                   Warrants to Purchase
                   Common Stock(5)*                01/25/96              40,766         40,766
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      3,864,365      3,864,365      16.4
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Investments in Managed Companies (70.6% of net assets)     16,245,122     16,600,553      70.6
- ----------------------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$3,450,000         Cargill, Inc.,
                   5.06% Notes due 07/03/96        06/19/96           3,449,030      3,449,030
$3,450,000         International Business
                   Machines Corporation,
                   5.10% Notes due 07/03/96        06/19/96           3,449,023      3,449,023
- ----------------------------------------------------------------------------------------------------------------------------------
    Total  Temporary Investments (29.4% of net assets)                6,898,053      6,898,053      29.4
- ----------------------------------------------------------------------------------------------------------------------------------
    Total Investments (100.0% of net assets)                        $23,143,175    $23,498,606     100.0%
==================================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) The notes will amortize in eight equal quarterly installments of $760,898 commencing on 11/30/99.
(3) The notes will amortize in three equal annual installments of $486,667 commencing on 5/24/00.
(4) The notes will amortize in five equal annual installments of $786,816 commencing on 1/19/99. (Note 5)
(5) The Atlas Environmental, Inc. common stock trades over the counter on a limited basis with quotations provided via the OTC Bulletin Board.
     The warrants have an exercise price of $8.00 per share.
 *   Non-income producing security.


             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (unaudited)


                                                                            1996                      1995
                                                                     ----------------          -----------------
ASSETS:

  Investments (Note 5):
    Portfolio investments, at value :
       Managed companies (amortized cost -
         $16,245,122 and $16,677,145,
         respectively)                                               $     16,600,553          $      13,401,816
    Temporary investments, at amortized cost                                6,898,053                 10,396,792
                                                                     ----------------          -----------------
       Total investments                                                   23,498,606                 23,798,608
  Cash and cash equivalents                                                   321,123                    200,969
  Accrued interest receivable (Note 5)                                        196,567                    140,490
  Other assets                                                                  2,695                      3,206
                                                                     ----------------          -----------------
       Total assets                                                  $     24,018,991          $      24,143,273
                                                                     ================          =================
LIABILITIES:

  Payable to affiliates (Notes 2, 3 and 4)                           $         48,340          $          60,372
  Accounts payable and accrued liabilities                                     47,855                     33,177
  Distributions payable to partners                                           426,438                    426,438
                                                                     ----------------          -----------------

    Total liabilities                                                         522,633                    519,987
                                                                     ----------------          -----------------

CONTINGENCIES (Note 6)

NET ASSETS:

  Managing General Partner                                                     (4,994)                    (3,725)
  Limited Partners (equivalent to $16.70
    and $16.79, respectively, per limited
    partnership unit based on 1,407,244
    units outstanding)                                                     23,501,352                 23,627,011
                                                                     ----------------          -----------------

       Net assets                                                          23,496,358                 23,623,286
                                                                     ----------------          -----------------

         Total liabilities and net assets                            $     24,018,991          $      24,143,273
                                                                     ================          =================





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)



                                                                     1996                   1995
                                                                --------------         -------------
INVESTMENT INCOME:

Income:
    Interest                                                    $      496,579         $     728,420
                                                                --------------         -------------

        Total investment income                                        496,579               728,420
                                                                --------------         -------------


Expenses:
    Investment advisory fees (Note 2)                                   41,888                58,353
    Professional fees                                                   35,092                15,153
    Fund administration fees (Note 3)                                   35,842                35,842
    Administrative expenses (Note 3)                                    20,277                20,277
    Independent General Partner fees
        and expenses (Note 4)                                           13,625                14,084
    Other expenses                                                      14,449                 9,377
    Amortization                                                             -                 2,790
                                                                --------------         -------------
            Total expenses                                             161,173               155,876
                                                                --------------         -------------
NET INVESTMENT INCOME                                                  335,406               572,544
                                                                --------------         -------------

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS:

    Net realized gain on investments                                         -             2,080,925
    Net change in unrealized (loss) gain
        on investments                                                 (52,061)             (772,676)
                                                                --------------         -------------

            Net (loss) gain on investments                             (52,061)            1,308,249
                                                                --------------         -------------

NET INCREASE IN NET ASSETS
  RESULTING FROM OPERATIONS                                     $      283,345         $   1,880,793
                                                                ==============         =============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)



                                                                                1996                  1995
                                                                           -------------        -------------
INVESTMENT INCOME:

    Income:
        Interest                                                           $     980,223        $   1,433,175
                                                                           -------------        -------------

            Total investment income                                              980,223            1,433,175
                                                                           -------------        -------------


    Expenses:
        Investment advisory fees (Note 2)                                         90,610              116,706
        Professional fees                                                         81,624               32,441
        Fund administration fees (Note 3)                                         71,685               71,685
        Administrative expenses (Note 3)                                          40,553               40,553
        Independent General Partner fees
            and expenses (Note 4)                                                 31,943               32,946
        Other expenses                                                            29,205               17,901
        Amortization                                                                   -                5,580
                                                                           -------------        -------------

            Total expenses                                                       345,620              317,812
                                                                           -------------        -------------
NET INVESTMENT INCOME                                                            634,603            1,115,363
                                                                           -------------        -------------

REALIZED AND UNREALIZED
    GAIN (LOSS) ON INVESTMENTS:

        Net realized (loss) gain on investments                               (3,539,416)           2,399,777
        Net change in unrealized gain (loss)
            on investments                                                     3,630,760             (727,238)
                                                                           -------------        -------------

               Net gain on investments                                            91,344            1,672,539
                                                                           -------------        -------------

NET INCREASE IN NET ASSETS
    RESULTING FROM OPERATIONS                                              $     725,947        $   2,787,902
                                                                           =============        =============




             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (unaudited)


                                                                                     1996                  1995
                                                                                 ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net increase in net assets resulting from operations                         $    725,947         $   2,787,902
    Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
            Accreted discount on portfolio investments                                (27,106)              (42,649)
            Amortization                                                                    -                 5,580
            Change in assets and liabilities:
               Accrued interest receivable                                            (56,077)             (150,923)
               Other assets                                                               511                 1,327
               Payable to affiliates                                                  (12,032)               (1,662)
               Accounts payable and accrued liabilities                                14,678                (9,379)
               Prepaid interest income                                                      -               (60,146)
            Net realized loss (gain) on investments                                 3,539,416            (2,399,777)
            Net change in unrealized (gain) loss
               on investments                                                      (3,630,760)              727,238
                                                                                 ------------         -------------
               Net cash provided by operating activities                              554,577               857,511
                                                                                 ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of portfolio investments                                              (4,400,998)           (1,564,946)
    Proceeds from dispositions of portfolio investments                             1,320,711             4,082,154
    Sale (purchase) of temporary investments, net                                   3,498,739            (2,260,284)
                                                                                 ------------         -------------
        Net cash provided by investing activities                                     418,452               256,924
                                                                                 ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Cash distributions paid to partners                                              (852,875)           (1,156,780)
                                                                                 ------------         -------------
        Net cash used in financing activities                                        (852,875)           (1,156,780)
                                                                                 ------------         -------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                              120,154               (42,345)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                               200,969               171,999
                                                                                 ------------         -------------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                                $    321,123         $     129,654
                                                                                 ============         =============



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                    AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (unaudited)



                                                                          1996               1995
                                                                     -----------         -----------
Increase in net assets resulting from operations:
  Net investment income                                              $   634,603         $ 2,037,186
  Net realized gain (loss) on investments                             (3,539,416)          4,588,421
  Net change in unrealized (loss) gain
    on investments                                                     3,630,760          (7,180,010)
                                                                     -----------         -----------
      Net increase (decrease) in net assets
         resulting from operations                                       725,947            (554,403)

Repurchase of limited partnership units                                        -          (2,354,597)

Distributions to partners from net
   investment income                                                    (852,875)         (1,814,573)
                                                                     -----------         -----------

    Total decrease in net assets                                        (126,928)         (4,723,573)

Net assets:

  Beginning of period                                                 23,623,286          28,346,859
                                                                     -----------         -----------
  End of period (including undistributed
    net investment income of $4,341
    and $222,613, respectively)                                      $23,496,358         $23,623,286
                                                                     ===========         ===========




             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (unaudited)


                                                               For the Three Months                  For the Six Months
                                                                   Ended June 30,                       Ended June 30,
                                                             --------------------------          ---------------------------
                                                              1996               1995              1996              1995
                                                             -------           --------          --------         ----------
Per Unit Data:

  Investment income                                          $   .35           $    .47          $    .69         $      .93
  Expenses                                                     ( .11)              (.10)             (.24)              (.21)
                                                             -------           --------          --------         ----------
    Net investment income                                        .24                .37               .45                .72

  Net realized gain (loss) on investments                          -               1.35             (2.49)              1.56

  Net change in unrealized (loss) gain
    on investments                                             ( .04)              (.50)             2.55               (.47)

  Distributions declared to partners                           ( .30)              (.30)             (.60)              (.60)
                                                             -------           --------          --------         ----------

    Net (decrease) increase in net asset value                 ( .10)               .92              (.09)              1.21

      Net asset value:
         Beginning of period                                   16.80              18.84             16.79              18.55
                                                             -------           --------          --------         ----------
         End of period                                       $ 16.70           $  19.76          $  16.70         $    19.76
                                                             =======           ========          ========         ==========
Ratios (annualized):
  Ratio of expenses to average net assets                       2.74%              2.11%             2.93%              2.18%
  Ratio of net investment income to
    average net assets                                          5.69%              7.76%             5.38%              7.66%

Number of limited partnership units at end of period       1,407,244          1,526,949         1,407,244          1,526,949






             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of June 30, 1996 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1995.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $90,610 were paid by the Fund for the six months ended June 30, 1996.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $71,685 were paid by the Fund for the six months ended June 30, 1996. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $40,553 for the six months ended June 30, 1996.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1996 totaled $31,943.


5.       PORTFOLIO INVESTMENTS

         The companies which Atlas Environmental, Inc. ("Atlas") acquired with the proceeds of the Fund's subordinated debt investment have not performed as well as expected, and as a consequence, Atlas has defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, has reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the interest on the Fund's subordinated debt that was payable on

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 JUNE 30, 1996
                                  (unaudited)

July 19, 1996 in the amount of $134,250. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank can block payments to the Fund for up to 180 days. During August 1996, the company entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. This sale, if consummated, would provide cash to pay the Fund's interest. As a result, the Fund accrued the interest due on the subordinated debt as of June 30, 1996.


6.       CONTINGENCIES

         FCM was named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates concerning the sale of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement, which has been preliminarily approved by the Court. The agreement provides for the complete resolution of the class action litigation, including releases in favor of the Fund and FCM, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships, including the Fund. The details of the settlement are described in a notice mailed directly to class members at the direction of the Court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $16.2 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 70.6% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of June 30, 1996, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

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

         The companies which Atlas acquired with the proceeds of the Fund's subordinated debt investment have not performed as well as expected, and as a consequence, Atlas has defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, has reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the interest on the Fund's subordinated debt that was payable on July 19, 1996 in the amount of $134,250. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank can block payments to the Fund for up to 180 days. During August 1996, the company entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. This sale, if consummated, would provide cash to pay the Fund's interest. As a result, the Fund accrued the interest due on the subordinated debt as of June 30, 1996.

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

         While LMC has experienced significant operating difficulties since the Fund acquired its LMC investment during 1994, it is now progressing quite satisfactorily under the guidance of its new management team. The major accomplishment has been the re-engineering and modernization of the product line. Initial responses from customers and other industry sources have been positive. LMC is optimistic about the prospects for sales of its "utility" models and are hopeful about fleet grooming sales.

         LMC is also trying to diversify its product line to reduce the seasonality of its business and increase the utilization of its manufacturing facility. It is concentrating on vehicles with low ground pressure in order to utilize the engineering and manufacturing expertise gained from snow grooming equipment. The projects currently underway are a joint venture with AEBI, a Swiss company that manufactures grooming equipment utilized on golf courses and highways, and the internal development of a tracked utility vehicle designed for use by landscape and other contractors. Both projects are progressing satisfactorily.

         These projects may necessitate additional follow-on investments by the Fund. We are also exploring other possible acquisitions, including one which would result in a reverse merger into a small public company and a public listing for LMC shares. Any such merger or acquisition may also require additional Fund investment. The Fund currently owns 27% of LMC and our affiliate, Fiduciary Capital Pension Partners, owns 23%.

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

         Accrued interest receivable increased $56,077 from $140,490 at December 31, 1995 to $196,567 at June 30, 1996. This increase resulted primarily from the accrual of interest due on the Atlas notes that were acquired during January 1996. This increase was partially offset by a decrease, to zero, in the accrued interest receivable attributable to the Fund's Canadian's investment.

         During the six months ended June 30, 1996, the Fund paid cash distributions pertaining to the fourth quarter of 1995 and the first quarter of 1996, each in the amount of $426,438. The distribution for the second quarter of 1996 will be paid on August 15, 1996. These quarterly distributions are equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

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

         As of December 31, 1995, the Fund had committed to make three new portfolio investments. In addition, the Fund had agreed in principle to the financial restructuring of LMC. As discussed above, one of the committed investments, Atlas, was acquired during January 1996 and the LMC financial restructuring was consummated during February 1996. The other two committed investments have been abandoned. The portion of the Fund's available capital that was reserved for these abandoned investments is now reserved to fund either the Fund's 1996 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies.

         FCM was named as a defendant in a class action lawsuit brought in March 1995 against PaineWebber and a number of it affiliates concerning the sale of 70 different limited partnerships and other direct investment programs. During May 1995, the Court entered an order certifying the class and dismissing the class action against FCM without prejudice.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement, which has been preliminarily approved by the Court. The agreement provides for the complete resolution of the class action litigation, including releases in favor of the Fund and FCM, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships, including the Fund. The details of the settlement are described in a notice mailed directly to class members at the direction of the Court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

         A similar, though smaller, suit was filed against PaineWebber and various affiliated entities (not including FCM) during February 1996 in a California state court.

         FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.


RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $335,406 for the three months ended June 30, 1996 as compared to net investment income of $572,544 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.37 to $.24 and the ratio of net investment income to average net assets decreased from 7.76% to 5.69% for the three months ended June 30, 1996 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $634,603 for the six months ended June 30, 1996 as compared to net investment income of $1,115,363 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.72 to $.45 and the ratio of net investment income to average net assets decreased from 7.66% to 5.38% for the six months ended June 30, 1996 as compared to the corresponding period of the prior year.

         Net investment income for both the three and six month periods ended June 30, 1996 decreased primarily as a result of decreases in investment income.

         Investment income decreased $231,841 and $452,952, or 29.4% and 31.6%, for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the conversion of the Fund's LMC debt securities into non-dividend paying equity securities and the Canadian's bankruptcy. (Both of these items are discussed elsewhere in this Report.) The Fund's total investments also decreased as a result of the Fund's repurchase of 7.84% of its Units during the fourth quarter of 1995.

         Total expenses increased $5,297 and $27,808, or 3.4% and 8.0%, for the three and six month periods ended June 30, 1996, respectively, as compared to the corresponding periods of the prior year. These increases resulted primarily from increases in professional fees and other expenses. These increases were primarily the result of legal fees and other costs incurred in connection with Canadian's bankruptcy proceedings. The increases in professional fees and other expenses were partially offset by decreases in investment advisory fees and amortization expense. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1995 and the realization during February 1996 of the loss on the Fund's Canadian's investment. Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. The Fund amortized its organization costs over a five year period beginning with the inception of the Fund in 1990. Therefore, these costs became fully amortized during 1995.


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

         As a result of these developments, it became evident that the Fund will not recover any of its Canadian's investment. Accordingly, the Fund recognized the $4,756,316 loss on its Canadian's investment as a realized loss during the three months ended March 31, 1996. This loss recognition did not significantly affect the Fund's total net gain (loss) on investments for the six months ended June 30, 1996 because all but $5 of the loss was recorded as an unrealized loss during 1995.

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

         The net increase in unrealized gain (loss) of investments during the three and six month periods ended June 30, 1996 and the cumulative net unrealized gain on investments as of June 30, 1996, consisted of the following components:

                                                             Unrealized Gain (Loss) Recorded
                                               ------------------------------------------------------
                                               During the Three       During the Six
                                                 Months Ended          Months Ended         As of
         Portfolio Company                      June 30, 1996          June 30, 1996    June 30, 1996
- ----------------------------------             ---------------       ---------------   ---------------
Unrealized net loss recorded during
    prior periods with respect to
    investments disposed of during
    the period                                   $         -            $3,841,121      $           -
Neodata                                                    -                     -            (337,944)
KEMET                                                (69,860)             (108,283)            552,468
Amity                                                      -              (137,677)            734,495
Elgin / ENI                                           17,799                35,599             196,978
LMC                                                        -                     -            (540,800)
MTI II                                                     -                     -            (249,766)
                                                 -----------            ----------      --------------
                                                 $   (52,061)           $3,630,760      $      355,431
                                                 ===========            ==========      ==============


         The Neodata Corporation ("Neodata") stock was written down to a negligible amount during 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the company's debt has grown to a level which exceeds the Fund's valuation.

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $20.125 (an average of the closing bid and ask prices) on June 30, 1996. This price is down from the closing prices of $34.125 on December 31, 1995 and $22.625 on March 31, 1996. Based on the $20.125 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at June 30, 1996 had a market value of $562,373.

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

         LMC experienced significant operating problems after the Fund acquired its LMC investment during 1994 and the Fund was involved in a restructuring of its LMC investment during 1995. In the restructuring, the Fund's existing LMC subordinated debt and warrants were converted into preferred stock and the Fund purchased $545,600 of new common stock. As a result of LMC's operational difficulties and the fact that the Fund now owns equity securities rather than debt securities, the Fund wrote its LMC investment down by $540,800 during 1995.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits and Reports to be filed:

                 Exhibit No.          Description
                 -----------          -----------
                     11.1             Statement of Computation of Net Investment Income Per Limited
                                      Partnership Unit.

                     19.1             Reports Furnished to Securities Holders.

                     27.1             Financial Data Schedule.


         (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1996.

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


                                        Fiduciary Capital Partners, L.P.
                                        (Registrant)


                                        By:    FCM Fiduciary Capital Management
                                               Company Managing General Partner


Date: August 12, 1996                          By:     /s/ DONALD R. JACKSON
                                                   -----------------------------
                                                      Donald R. Jackson
                                                      Chief Financial Officer

                                EXHIBIT INDEX


Exhibit No.               Description                                                                        Page
- -----------               -----------                                                                        ----
         11.1             Statement of Computation of Net Investment Income Per Limited Partnership Unit.

         19.1             Report Furnished to Securities Holders.

         27.1             Financial Data Schedule.