Form 10-Q
period 1996-09-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1996-11-14
CIK 841687

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934

For the quarterly period ended             September 30, 1996
                              -------------------------------------------------

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number                         0-17737
                       --------------------------------------------------------


                       Fiduciary Capital Partners, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                             86-0653600
              --------                             ----------
         (State of organization)                 (I.R.S. Employer
                                                 Identification No.)



             410 17th Street
                Suite 400
           Denver, Colorado                          80202
           ----------------                          -----
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

                       Fiduciary Capital Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                       Quarter Ended September 30, 1996




                               Table of Contents


                                                                           Page
Part I.         FINANCIAL INFORMATION

                Item 1     Financial Statements (unaudited)                 3

                           Schedule of Investments -
                           September 30, 1996                               3

                           Balance Sheets - September 30, 1996  and
                           December 31, 1995                                5

                           Statements of Operations for the three
                           months ended September 30, 1996  and 1995        6

                           Statements of Operations for the nine
                           months ended September 30, 1996  and 1995        7

                           Statements of Cash Flows for the nine
                           months ended September 30, 1996  and 1995        8

                           Statements of Changes in Net Assets for
                           the nine months ended September 30, 1996  and
                           for the year ended December 31, 1995             9

                           Selected Per Unit Data and Ratios               10

                           Notes to Financial Statements                   11

                Item 2.    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                      14


  Part II         OTHER INFORMATION

                  Item 1.  Legal Proceedings                               20

                  Item 6.  Exhibits and Reports on Form 8-K                21

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                                BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (unaudited)


                                                   1996              1995
                                                   ----              ----
ASSETS:

   Investments (Note 5):
     Portfolio investments, at value :
       Managed companies (amortized cost -
         $16,259,881 and $16,677,145,
         respectively)                          $ 16,661,341    $ 13,401,816
     Temporary investments, at amortized cost      6,642,537      10,396,792
                                                ------------    ------------
       Total investments                          23,303,878      23,798,608
   Cash and cash equivalents                         358,042         200,969
   Accrued interest receivable (Note 5)              334,558         140,490
   Other assets                                        2,838           3,206
                                                ------------    ------------
       Total assets                             $ 23,999,316    $ 24,143,273
                                                ============    ============

LIABILITIES:

   Payable to affiliates (Notes 2, 3 and 4)     $     57,496    $     60,372
   Accounts payable and accrued liabilities          467,145          33,177
   Distributions payable to partners                 426,438         426,438
                                                ------------    ------------

     Total liabilities                               951,079         519,987
                                                ------------    ------------

CONTINGENCIES (Notes 5 and 6)

NET ASSETS:

   Managing General Partner                           (9,475)         (3,725)
   Limited Partners (equivalent to $16.39
     and $16.79, respectively, per limited
     partnership unit based on 1,407,244
     units outstanding)                           23,057,712      23,627,011
                                                ------------    ------------

       Net assets                                 23,048,237      23,623,286
                                                ------------    ------------

         Total liabilities and net assets       $ 23,999,316    $ 24,143,273
                                                ============    ============












             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                           STATEMENTS OF OPERATIONS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)



                                                 1996          1995
                                                 ----          ----
INVESTMENT INCOME:

   Income:
     Interest                                   $ 491,818    $ 747,069
                                                ---------    ---------

       Total investment income                    491,818      747,069
                                                ---------    ---------


   Expenses:
     Investment advisory fees (Note 2)             41,887       58,354
     Professional fees                             30,332       16,507
     Fund administration fees (Note 3)             35,843       35,843
     Administrative expenses (Note 3)              20,275       20,275
     Independent General Partner fees
       and expenses (Note 4)                       12,693       12,452
     Other expenses                                 9,048        7,945
     Amortization                                    --          2,790
                                                ---------    ---------

       Total expenses                             150,078      154,166
                                                ---------    ---------

NET INVESTMENT INCOME                             341,740      592,903
                                                ---------    ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments,
       including accrual for potential
       litigation settlement (Note 5)            (409,453)     640,078
     Net change in unrealized gain (loss)
       on investments                              46,029     (343,821)
                                                ---------    ---------

          Net (loss) gain on investments         (363,424)     296,257
                                                ---------    ---------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                    $ (21,684)   $ 889,160
                                                =========    =========









             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                           STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)



                                                   1996            1995
                                                   ----            ----
INVESTMENT INCOME:

   Income:
     Interest                                   $ 1,472,041    $ 2,180,244
                                                -----------    -----------

       Total investment income                    1,472,041      2,180,244
                                                -----------    -----------


   Expenses:
     Investment advisory fees (Note 2)              132,497        175,060
     Professional fees                              111,956         48,948
     Fund administration fees (Note 3)              107,528        107,528
     Administrative expenses (Note 3)                60,828         60,828
     Independent General Partner fees
       and expenses (Note 4)                         44,636         45,398
     Other expenses                                  38,253         25,846
     Amortization                                      --            8,370
                                                -----------    -----------

       Total expenses                               495,698        471,978
                                                -----------    -----------

NET INVESTMENT INCOME                               976,343      1,708,266
                                                -----------    -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments,
       including accrual for potential
       litigation settlement (Note 5)            (3,948,869)     3,039,855
     Net change in unrealized gain (loss)
       on investments                             3,676,789     (1,071,059)
                                                -----------    -----------

          Net (loss) gain on investments           (272,080)     1,968,796
                                                -----------    -----------

NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                    $   704,263    $ 3,677,062
                                                ===========    ===========








             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)


                                                                         1996           1995
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net increase in net assets resulting from operations              $   704,263    $ 3,677,062
   Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
       Accreted discount on portfolio investments                        (41,864)       (66,686)
       Amortization                                                         --            8,370
       Change in assets and liabilities:
         Accrued interest receivable                                    (194,068)      (213,062)
         Other assets                                                        368            901
         Payable to affiliates                                            (2,876)         4,479
         Accounts payable and accrued liabilities                          4,595         (7,268)
         Prepaid interest income                                            --          (60,146)
       Net realized loss (gain) on investments,
         including accrual for potential
         litigation settlement                                         3,948,869     (3,039,855)
       Net change in unrealized (gain) loss
         on investments                                               (3,676,789)     1,071,059
                                                                     -----------    -----------
           Net cash provided by operating activities                     742,498      1,374,854
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                  (4,400,998)    (3,198,810)
   Proceeds from dispositions of portfolio investments                 1,340,631      4,729,027
   Sale (purchase) of temporary investments, net                       3,754,255     (1,218,340)
                                                                     -----------    -----------
     Net cash provided by investing activities                           693,888        311,877
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                (1,279,313)    (1,619,492)
                                                                     -----------    -----------
     Net cash used in financing activities                            (1,279,313)    (1,619,492)
                                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                  157,073         67,239

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   200,969        171,999
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                     $   358,042    $   239,238
                                                                     ===========    ===========






             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                   AND FOR THE YEAR ENDED DECEMBER 31, 1995
                                  (unaudited)



                                                        1996               1995
                                                        ----               ----
Increase in net assets resulting from operations:
   Net investment income                            $    976,343    $  2,037,186
   Net realized (loss) gain on investments,
     including accrual for potential
     litigation settlement                            (3,948,869)      4,588,421
   Net change in unrealized gain (loss)
     on investments                                    3,676,789      (7,180,010)
                                                    ------------    ------------
       Net increase (decrease) in net assets
         resulting from operations                       704,263        (554,403)

Repurchase of limited partnership units                     --        (2,354,597)

Distributions to partners from-
   Net investment income                              (1,198,956)     (1,814,573)
   Realized gain on investments                          (80,356)           --
                                                    ------------    ------------

     Total decrease in net assets                       (575,049)     (4,723,573)

Net assets:

   Beginning of period                                23,623,286      28,346,859
                                                    ------------    ------------

   End of period (including undistributed
     net investment income of $0
     and $222,613, respectively)                    $ 23,048,237    $ 23,623,286
                                                    ============    ============











             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (unaudited)


                                                             For the Three Months            For the Nine Months
                                                             Ended September 30,             Ended September 30,
                                                             --------------------            -------------------
                                                             1996           1995             1996           1995
                                                             ----           ----             ----           ----
Per Unit Data:

   Investment income                                   $         .35     $         .48     $        1.04     $        1.41
   Expenses                                                     (.11)             (.10)             (.35)             (.30)
                                                       -------------     -------------     -------------     -------------
     Net investment income                                       .24               .38               .69              1.11

   Net realized gain (loss) on investments,
     including accrual for potential
     litigation settlement                                      (.29)              .42             (2.78)             1.97

   Net change in unrealized (loss) gain
     on investments                                              .04              (.22)             2.59              (.69)

   Distributions declared to partners                           (.30)             (.30)             (.90)             (.90)
                                                       -------------     -------------     -------------     -------------

     Net (decrease) increase in net asset value                 (.31)              .28              (.40)             1.49

       Net asset value:
         Beginning of period                                   16.70             19.76             16.79             18.55
                                                       -------------     -------------     -------------     -------------
         End of period                                 $       16.39     $       20.04     $       16.39     $       20.04
                                                       =============     =============     =============     =============

Ratios (annualized):
   Ratio of expenses to average net assets                      2.58%             2.03%             2.82%             2.13%
   Ratio of net investment income to
     average net assets                                         5.87%             7.80%             5.55%             7.72%

Number of limited partnership units at end of period       1,407,244         1,526,949         1,407,244         1,526,949











                The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of September 30, 1996 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1995.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $132,497 were paid by the Fund for the nine months ended September 30, 1996.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $107,528 were paid by the Fund for the nine months ended September 30, 1996. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $60,828 for the nine months ended September 30, 1996.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 1996 totaled $44,636.


5.       PORTFOLIO INVESTMENTS

         Canadian's Holdings, Inc. On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's) Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint seeks a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                              SEPTEMBER 30, 1996
                                  (unaudited)

authorities. Through the complaint, the Fund has objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and seeks to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate.

         As a result of this litigation and the issues involved, the Fund accrued $429,373 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. This accrued amount was recorded as a realized loss in the Fund's Statements of Operations.

         Atlas Environmental, Inc. The companies which Atlas Environmental, Inc. ("Atlas") acquired with the proceeds of the Fund's subordinated debt investment have not performed as well as expected, and as a consequence, Atlas has defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, has reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the $134,250 quarterly interest payments that were due on the Fund's subordinated debt during July and October 1996. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank can block payments to the Fund for up to 180 days. During August 1996, the company entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. This sale, if consummated, would provide cash to pay the Fund's interest. As a result, the Fund accrued the interest due on the subordinated debt as of September 30, 1996.

         On November 5, 1996, the purchaser notified Atlas that it wanted to renegotiate the terms of the transaction, including a reduction in the purchase price. Atlas management has advised the Fund that they do not expect to be able to reach agreement with the purchaser and therefore Atlas will remain in default. Meetings with the Bank of New York have been scheduled for the week of November 11, 1996 and will include Atlas management and representatives of Fiduciary Capital. As a result of these developments, it has now become unlikely that the Fund will collect the accrued interest due on its subordinated debt investment in the near term. The accrued interest totaled $243,421 as of September 30, 1996 and the Fund reversed the accrual of this interest on November 5, 1996.

         LMC Operating Corp. The Fund has committed to provide up to $1,967,040 of additional subordinated debt to LMC Operating Corp. ("LMC"), of which $983,520 was advanced on November 1, 1996.


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

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited

$125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement, which has been preliminarily approved by the Court. The agreement provides for the complete resolution of the class action litigation, including releases in favor of the Fund and FCM, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships, including the Fund. The details of the settlement were described in a notice mailed directly to class members at the direction of the Court. A final hearing on the proposed settlement is scheduled to continue during November 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $16.3 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 72.3% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of September 30, 1996, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

         During January 1996, the Fund invested $3,855,398 in Atlas. The investment consists of $3,934,080 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire 407,659 shares of common stock. The warrants have an exercise price of $8.00 per share. The Atlas common stock is currently traded over the counter on a limited basis with quotations provided via the OTC Bulletin Board under the symbol "ATEV".

         See Note 5 to the financial statements for a discussion of significant recent developments concerning this investment, including the fact that Atlas is in default on its interest payments to the Fund. As a result of these developments, this subordinated debt investment was placed on non-accrual status on November 5, 1996.

         During February 1996, the Fund sold its Huntington Holdings, Inc. ("Huntington") warrants. As discussed below, the Fund has received $1,340,631 of proceeds from this transaction. These proceeds have been reserved by the Managing General Partner to partially fund either the Fund's 1996 repurchase offer or any additional follow-on investments that the Fund may make in existing portfolio companies.

         During June 1994, the Fund invested $2,551,920 in LMC. The investment consisted of $2,604,000 of 13.00% Senior Subordinated Notes due May 31, 1999 with warrants to acquire common stock.

         During 1995, LMC's majority owner requested that the Fund participate in a financial restructuring of LMC. The Fund agreed to the proposed restructuring, which was consummated during February 1996. As part of the restructuring, the Fund converted its existing LMC subordinated debt and warrants into preferred stock and made a follow-on investment for the purchase of $545,600 of new common stock.

         While LMC has experienced significant operating difficulties since the Fund acquired its LMC investment during 1994, it appears to be progressing satisfactorily under the guidance of its new management team. The major accomplishment has been the re-engineering and modernization of the product line. Initial responses from customers and other industry sources have been positive. LMC is optimistic about the prospects for sales of its "utility" models and is hopeful about fleet grooming sales.

         LMC is attempting to diversify its product line to reduce the seasonality of its business and increase the utilization of its manufacturing facility. It is concentrating on vehicles with low ground pressure in order to utilize the engineering and manufacturing expertise gained from snow grooming equipment. The major project currently underway is the internal development of a tracked utility vehicle designed for use by landscape and other contractors.

         This project and other product developments necessitated an additional follow-on investment by the Fund. LMC is exploring other possible acquisitions, including one which would result in a reverse merger into a small public company and a public listing for LMC shares. Any such merger or acquisition will also require additional Fund investment. The Fund has committed to provide up to $1,967,040 of additional subordinated debt to LMC, of which $983,520 was advanced on November 1, 1996. The Fund currently owns 27% of LMC and our affiliate, Fiduciary Capital Pension Partners, owns 23%.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund annually offers to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1996 repurchase offer was mailed to the Limited Partners on October 7, 1996. Limited Partners tendered 299,464 Units for repurchase. The Fund anticipates repurchasing approximately 7.68% of the tendered Units, or approximately 108,068 Units, at the Fund's net asset value per Unit as of November 14, 1996. The actual redemption of tendered Units will occur on November 21, 1996.

         Accrued interest receivable increased $194,068 from $140,490 at December 31, 1995 to $334,558 at September 30, 1996. This increase resulted primarily from the accrual of interest due on the Atlas notes that were acquired during January 1996. (See discussion above regarding delinquent status of the interest payments due from Atlas and the reversal of this accrual subsequent to September 30, 1996.) This increase was partially offset by a decrease, to zero, in the accrued interest receivable attributable to the Fund's Canadian's investment.

         Accounts payable and accrued liabilities increased $433,968 from $33,177 at December 31, 1995 to $467,145 at September 30, 1996. This increase resulted primarily from the accrual of $429,373 for possible legal costs and other payments that may be required to settle the Canadian's litigation or to fund the payment of Canadian's outstanding sales tax liabilities. (See further discussion below.)

         During the nine months ended September 30, 1996, the Fund paid cash distributions pertaining to the fourth quarter of 1995 and the first and second quarters of 1996, each in the amount of $426,438. The distribution for the third quarter of 1996 will be paid on November 15, 1996. These quarterly distributions are equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

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

         See Note 6 to the financial statements for a discussion of litigation involving PaineWebber and a number of its affiliates concerning the sale of limited partnerships and other direct investment programs.


RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $341,740 for the three months ended September 30, 1996 as compared to net investment income of $592,903 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.38 to $.24 and the ratio of net investment income to average net assets decreased from 7.80% to 5.87% for the three months ended September 30, 1996 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $976,343 for the nine months ended September 30, 1996 as compared to net investment income of $1,708,266 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $1.11 to $.69 and the ratio of net investment income to average net assets decreased from 7.72% to 5.55% for the nine months ended September 30, 1996 as compared to the corresponding period of the prior year.

         Net investment income for both the three and nine month periods ended September 30, 1996 decreased primarily as a result of decreases in investment income.

         Investment income decreased $255,251 and $708,203, or 34.2% and 32.5%, for the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the conversion of the Fund's LMC debt securities into non-dividend paying equity securities and the Canadian's bankruptcy. (Both of these items are discussed elsewhere in this Report.) The Fund's total investments also decreased as a result of the Fund's repurchase of 7.84% of its Units during the fourth quarter of 1995.

         Total expenses decreased $4,088, or 2.7%, for the three months ended September 30, 1996 as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in investment advisory fees and amortization expense. These decreases were partially offset by increases in professional fees and other expenses.

         Total expenses increased $23,720, or 5.0%, for the nine months ended September 30, 1996 as compared to the corresponding period of the prior year. This increase resulted primarily from increases in professional fees and other expenses. These increases were partially offset by decreases in investment advisory fees and amortization expense.

         For both the three and nine month periods ended September 30, 1996, the increases in professional fees and other expenses were primarily the result of legal fees and other costs incurred in connection with Canadian's bankruptcy proceedings. The investment advisory fees decreased as a result of the repurchase of Units by the Fund during the fourth quarter of 1995 and the realization during February 1996 of the loss on the Fund's Canadian's investment. Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. The Fund amortized its organization costs over a five year period beginning with the inception of the Fund in 1990. Therefore, these costs became fully amortized during 1995.


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

         As a result of these developments, it became evident that the Fund will not recover any of its Canadian's investment. Accordingly, the Fund recognized the $4,756,316 loss on its Canadian's investment as a realized loss during the three months ended March 31, 1996. This loss recognition did not significantly affect the Fund's total net gain (loss) on investments for the nine months ended September 30, 1996 because all but $5 of the loss was recorded as an unrealized loss during 1995.

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Chapter 11 bankruptcy case against Finova, Benson Selzer and Joseph Eiger. The complaint seeks a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund has objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and seeks to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate.

         As a result of this litigation and the issues involved, the Fund accrued $429,373 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. This accrued amount was recorded as a realized loss in the Fund's Statements of Operations.

         During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996 and $19,920 was received during September 1996. A portion of the escrowed funds were used to pay various transaction expenses. The balance is still being held in escrow to fund potential contingent purchase price adjustments, and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. While the remaining portion of the escrow amount must be maintained for a two year period, certain of the sellers' representations will survive for longer periods of time, which could result in the Fund being required to reimburse the purchaser for certain costs and expenses after the escrow is released.

         The Fund recognized a realized gain of $1,216,901 from this transaction when it was consummated during February 1996. The Fund did not assign any value to its $190,653 share of the escrow at that time because it was uncertain how much, if any, of the escrowed funds would ultimately be received by the Fund. During September 1996, the Fund received a distribution of $19,920 of the escrowed funds and recognized a corresponding amount of additional realized gain. Additional gain will be recognized if the Fund actually receives a distribution of any of the remaining escrowed funds.


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

         The net increase in unrealized gain (loss) of investments during the three and nine month periods ended September 30, 1996 and the cumulative net unrealized gain on investments as of September 30, 1996, consisted of the following components:

                                                                 Unrealized Gain (Loss) Recorded
                                                                 -------------------------------
                                              During the Three       During the Nine
                                                Months Ended          Months Ended              As of
          Portfolio Company                 September 30, 1996     September 30, 1996     September 30, 1996
------------------------------------        ------------------     ------------------     ------------------
Unrealized net loss recorded during
     prior periods with respect to
     investments disposed of during
     the period                              $      --            $ 3,841,121           $      --
Neodata                                             --                   --                (337,944)
KEMET                                              5,240             (103,043)              557,708
AAG                                                 --               (137,677)              734,495
Elgin / ENI                                       17,799               53,398               214,777
LMC                                                 --                   --                (540,800)
MTI II                                            22,990               22,990              (226,776)
                                             -----------          -----------           -----------
                                             $    46,029          $ 3,676,789           $   401,460
                                             ===========          ===========           ===========

         The Neodata Corporation ("Neodata") stock was written down to a negligible amount during 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt presently provides for the accrual, rather than current payment, of interest, the company's debt has grown to a level which exceeds the Fund's valuation.

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $20.3125 (an average of the closing bid and ask prices) on September 30, 1996. This price is down from the closing price of $34.125 on December 31, 1995 and up slightly from the closing price of $20.125 on June 30, 1996. Based on the $20.3125 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at September 30, 1996 had a market value of $567,613.

         Amity Leather Products Co. recently changed its corporate name to ar accessories group, incorporated ("AAG"). The AAG warrants and common stock were written down in value at March 31, 1996 to bring AAG's valuation more in line with the valuation of other comparable companies in its industry.

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

         The MTI II investment was written down in value during 1994 based upon an independent third party valuation of the company that was obtained by MTI II's management. During August 1996, MTI II consummated a financial restructuring pursuant to which a substantial amount of its corporate debt was converted to equity. In the restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's investment in MTI II was written up in value at September 30, 1996 by $22,990 based upon an analysis of MTI II's earnings and cash flows.

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

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement, which has been preliminarily approved by the Court. The agreement provides for the complete resolution of the class action litigation, including releases in favor of the Fund and FCM, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships, including the Fund. The details of the settlement were described in a notice mailed directly to class members at the direction of the Court. A final hearing on the proposed settlement is scheduled to continue during November 1996.

         During February 1996, approximately 150 plaintiffs filed an action in Sacramento, California Superior Court against PaineWebber and various affiliated entities concerning the plaintiffs' purchase of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million, plus punitive damages. During September 1996, the Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations.

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

         On October 3, 1996, Fiduciary commenced an adversary proceeding in the Canadian's Chapter 11 bankruptcy case in the United States Bankruptcy Court for the Southern District of New York, case nos. 96 B 40891 through 40907, against Finova, Benson Selzer and Joseph Eiger. The complaint in the proceeding seeks, inter alia, a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova in the amount of approximately $1.8 million during the period January 1, 1995 through February 21, 1996 were "trust funds" collected by Canadian's on behalf of various state tax authorities.

         Through the complaint, Fiduciary has objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and seeks to recover the sales taxes and certain other amounts for the benefit of Canadian's bankruptcy estate based upon various legal theories, including preferential transfers prohibited by the Bankruptcy Code, unjust enrichment, lender liability, breach of fiduciary duty, equitable subordination, and the like. The defendants have not yet responded to the complaint.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits and Reports to be filed:

                  Exhibit No.   Description

                      11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

                      19.1      Reports Furnished to Securities Holders.

                      27.1      Financial Data Schedule.


         (b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1996.

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


                             Fiduciary Capital Partners, L.P.
                                      (Registrant)


                             By: FCM Fiduciary Capital Management Company Managing General Partner


Date: November 12, 1996             By: /s/ Donald R. Jackson
                                        ---------------------
                                        Donald R. Jackson
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