Form 10-K405
period 1996-12-31
FIDUCIARY CAPITAL PARTNERS L P
filed 1997-03-31
CIK 841687

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1996
                          ------------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number       0-17737
                      ---------------------

                        Fiduciary Capital  Partners, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                         86-0653600
       -----------------------------       ---------------------
          (State of organization)             (I.R.S. Employer
                                             Identification No.)

        410 17th Street, Suite 400
              Denver, Colorado                      80202
       ----------------------------               ----------
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
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      ------

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

                      Fiduciary Capital Partners, L.P.
            Annual Report on Form 10-K for the Fiscal Year Ended
                              December 31, 1996


                                Table of Contents
                                -----------------

                                                           Page
                                                           ----
Part I
------

Item 1  Business  . . . . . . . . . . . . . . . . . . . . . 1
Item 2  Properties  . . . . . . . . . . . . . . . . . . . . 7
Item 3  Legal Proceedings . . . . . . . . . . . . . . . . . 7
Item 4  Submission of Matters to a Vote
          of Security Holders . . . . . . . . . . . . . . . 8


Part II
-------


Item 5  Market for Registrant's Common Equity
          and Related Stockholder Matters . . . . . . . .  .9
Item 6  Selected Financial Data . . . . . . . . . . . . .  11
Item 7  Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations   . . . . . . . . . .  11
Item 8  Financial Statements and
          Supplementary Data  . . . . . . . . . . . . . . F-1
Item 9  Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure  . . . . . . . . . . . . .  18


Part III
--------


Item 10   Directors and Executive Officers
          of the Registrant   . . . . . . . . . . . . . .  19
Item 11   Executive Compensation  . . . . . . . . . . . .  22
Item 12   Security Ownership of Certain
          Beneficial Owners and Management  . . . . . . .  22
Item 13   Certain Relationships and
          Related Transactions  . . . . . . . . . . . . .  22


Part IV
-------

Item 14   Exhibits, Financial Statement Schedules
          and Reports on Form 8-K . . . . . . . . . . . .  24

                                     PART I


Item 1.       Business

General

       Fiduciary Capital Partners, L.P. (the "Fund" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on October 20, 1988. The managing general partner of the Fund is FCM Fiduciary Capital Management Company, a Delaware general partnership (the "Managing General Partner" or "FCM"). The independent general partners of the Fund are Norman J. Peer and E. Bruce Fredrikson (the "Independent General Partners"). (The Managing Partner and the Independent General Partners are collectively referred to herein as the "General Partners.")

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

       Repurchases of Units since the adoption of the plan are summarized as follows:

                        Units Repurchased          Net Asset Value per Unit
                      --------------------         ------------------------
                                   Percentage
      Date of                   of Outstanding                    Net of the
 Repurchase Offer     Number         Units          Gross           2% Fee
 ----------------    --------   --------------     -------         --------
   November 1993      117,979        6.54%         $18.35          $17.98
   November 1994      160,172        9.49%          18.41           18.04
   November 1995      119,705        7.84%          19.67           19.28
   November 1996      108,068        7.68%          15.91           15.59

       Each Fund's participation in the following portfolio investments is in proportion to the amount of capital that each Fund had available for investment at the time each investment was acquired. All amounts shown in this report with respect to investments represent only the Fund's proportionate share of the amounts involved.


Portfolio Investments

       As of December 31, 1996, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $17.2 million. As of December 31, 1996, the Fund had no investments in Non-Managed Companies. Managed Companies are those to which significant managerial assistance is offered.

       The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies, except to fund commitments made prior to December 31, 1995.

       As of December 31, 1995, the Fund had committed to make new portfolio investments in Atlas Environmental, Inc. ("Atlas"), Monaco Finance, Inc. ("Monaco") and Advantage Funding Group, Inc. ("Advantage"). In addition, the Fund had agreed in principle to a financial restructuring of its LMC Operating Corp. ("LMC") investment, which involved a conversion of the Fund's existing subordinated debt and warrants into preferred stock and a follow-on investment in LMC for the purchase of new common stock.

       As discussed below, the Atlas and LMC investments were acquired by the Fund during January and February 1996, respectively. The proposed Monaco and Advantage investments were abandoned during 1996. A portion of the Fund's available capital that had been reserved for these abandoned investments was used to partially fund the Fund's 1996 annual repurchase offer and the remainder is now reserved to fund the 1997 repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

       During the year ended December 31, 1996, the Fund also acquired a second follow-on investment in LMC. In total, the three investments funded during 1996 cost approximately $5.4 million.

       The Fund sold all of its Huntington Holdings, Inc. ("Huntington") common stock during 1996, receiving $1,511,364 of sales proceeds. In addition, the Fund wrote off its entire investment in Canadian's Corp. ("Canadian's"), which filed for Chapter 11 bankruptcy protection during February 1996 and ceased operations during March 1996. As discussed below, the Fund also accrued $429,373 for legal costs and other possible payments in connection with Canadian's related litigation.

                       New Portfolio Investments in 1996

       Atlas Environmental, Inc. On January 25, 1996, the Fund invested $3,855,398 in Atlas. The investment consists of $3,934,080 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire common stock. The warrants have an exercise price of $8.00 per share. The Atlas common stock is currently traded over the counter on a limited basis with quotations provided via the OTC Bulletin Board under the symbol "ATEV".

       The companies that Atlas acquired during 1996 with the proceeds of the Fund's subordinated debt investment have not performed as well as expected. As a result, Atlas defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the quarterly interest payments that were due on the Fund's subordinated debt, beginning in July 1996. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank could block payments to the Fund for up to 180 days.

       During August 1996, Atlas entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. On November 5, 1996, the purchaser notified Atlas that it wanted to renegotiate the terms of the transaction, including a reduction in the purchase price. Atlas management was unable to reach a revised agreement with the purchaser and Atlas remained in default on its debt. On January 17, 1997, Atlas filed for Chapter 11 bankruptcy protection. Atlas is currently developing a plan of reorganization for submission to the bankruptcy court that provides for the continued operation of its businesses, following a series of strategic asset acquisitions and dispositions.

       Atlas, headquartered on Plantation Florida, is a holding company that owns and manages companies in certain segments of the environmental services industry.


                         Follow-On Investments in 1996

       LMC Operating Corp.   On June 10, 1994, the Fund invested $2,551,920 in
LMC. The investment consisted of $2,604,000 of 13.00% Senior Subordinated Notes due May 31, 1999 with warrants to acquire common stock.

       On February 9, 1996, the Fund participated in a financial restructuring of its LMC investment. The Fund converted its existing LMC subordinated debt and warrants into preferred stock and purchased $545,600 of new common stock. As a result of the restructuring, the Fund increased its ownership of LMC from approximately 13% to approximately 27%.

       On November 1, 1996, the Fund agreed to provide up to $1,967,040 of additional subordinated debt to LMC, of which $983,520 was advanced on that date. This follow-on investment consists of 12% Senior Subordinated Revolving Notes due October 31, 2000.

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


                 Dispositions of Portfolio Investments in 1996

       Huntington Holdings, Inc. During 1992, the Fund purchased subordinated notes and warrants to purchase common stock in Huntington. During February 1994, Huntington prepaid the subordinated notes that the Fund held.

       The Fund continued to hold the warrants to purchase common stock until 1996. During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996 with the balance held in escrow. A portion of the escrowed funds was used to pay various transaction expenses and $19,920 was received during September 1996. The remaining balance is still being held in escrow to fund potential contingent purchase price adjustments, and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. While the remaining portion of the escrow amount must be maintained until February 1998, certain of the sellers' representations will survive for longer periods of time, which could result in the Fund being required to reimburse the purchaser for certain costs and expenses after the escrow is released.

       Huntington, headquartered in Huntington, Indiana, is one of the largest manufacturers and marketers of maintenance and cleaning chemicals in North America. Huntington produces a wide range of intermediate and final-stage cleansers, sterilants and disinfectants for use by hospitals, schools, nursing homes and various industries.

       Canadian's Corp. During September 1994, the Fund invested $2,077,000 in Canadian's and its parent company, Canadian's Holdings, Inc. ("Canadian's Holdings"). The investment consisted of (a) $1,876,000 of Canadian's 13.50% Subordinated Notes with warrants to acquire common stock and (b) $268,000 of Canadian's Holdings 12.00% Exchangeable Redeemable Debentures that were convertible into Canadian's common stock.

       During December 1994, the Fund made a follow-on investment of $895,310 in Canadian's and Canadian's Holdings. The investment consisted of (a) $857,000 of Canadian's 13.50% Subordinated Notes with warrants to acquire common stock and (b) $66,000 of Canadian's Holdings 12.00% Exchangeable Redeemable Debentures that were convertible into Canadian's common stock.

       During May 1995, the Fund made a second follow-on investment of $133,000 in Canadian's. The investment consisted of $147,778 of floating rate Promissory Notes, with warrants to purchase common stock.

       During September 1995, the Fund made a third follow-on investment of $1,630,834 in Canadian's. This investment consisted of a Collateralized Loan Guarantee earning interest at 13.75% and stock in Canadian's Holdings. In addition, the Fund received stock in Canadian's Holdings for all of the existing warrants previously held by the Fund. This debt investment was senior to all of Canadian's other debt, except for its revolving credit facility.

       Canadian's filed for Chapter 11 bankruptcy protection during February 1996 and ceased operations during March 1996. As a result of these developments, the Fund wrote off its entire Canadian's investment as a realized loss during the three months ended March 31, 1996.

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

       Canadian's, headquartered in Fairfield, New Jersey, was a specialty retailer of moderately priced junior women's apparel and accessories.

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

       The Neodata stock was written down in value to a negligible amount during 1995. The Fund has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt previously provided for the accrual, rather than current payment, of interest, the Company's debt has grown to a level which exceeds the Fund's valuation.

       Neodata, headquartered in Louisville, Colorado, is the largest contract fulfillment company in the world and a leader in providing fulfillment and marketing services to the magazine publishing industry.

       KEMET Corporation   ("KEMET")  The Fund acquired various subordinated
debt and equity investments in KEMET and its subsidiary, KEMET Electronics Corporation ("KEMET Electronics"), during 1991 and 1993.

       During October 1992, KEMET completed an initial public offering ("IPO") of its common stock. The stock trades on the NASDAQ National Market System under the symbol "KMET". During June 1993, KEMET Electronics prepaid its subordinated notes which the Fund held following the successful completion of a secondary stock offering. As of December 31, 1993, the Fund continued to hold the common stock and warrants of KEMET.

       During 1994, the Fund exercised its warrants and sold a portion of the common stock, realizing total sales proceeds of $1,528,731. During 1995, the Fund sold additional shares of stock, realizing total additional sales proceeds of $3,903,055. KEMET also declared a two-for-one stock split during 1995. The Fund did not sell any additional shares during 1996.

       The Fund has 27,944 shares of KEMET stock remaining as of December 31, 1996. The Fund's cost basis in its KEMET stock is approximately $.35 per share. At December 31, 1996, the stock closed at $23.0625 (an average of the closing bid and ask prices).

       KEMET, headquartered in Greenville, South Carolina, is a leading manufacturer and distributor of both solid tantalum and monolithic ceramic capacitors used as components in circuit boards.

       ar accessories group, incorporated  ("AAG")   During 1992, the Fund
purchased subordinated notes, warrants to purchase Class B common stock and Class A common stock in Amity Leather Products, Co., which changed its name to ar accessories group, incorporated during 1996. During August 1994, AAG prepaid the subordinated notes that the Fund held.

       The Fund continues to hold the Class A common stock and the warrants to purchase Class B common stock. As of December 31, 1996, the Fund had recorded $734,496 of net unrealized appreciation in the value of its remaining AAG investment.

       AAG manufactures men's and ladies' fine personal leather goods and distributes these products to department stores, mass merchandisers and company-owned Wallet Works stores. AAG markets its products under the brand names of Rolfs, Amity and LaGarde. Headquartered in West Bend, Wisconsin, the Company was founded in 1915 and was family-controlled prior to a management buyout in 1992.

       Elgin National Industries, Inc. ("Elgin")   During 1993, the Fund
invested $6,726,339 in Elgin and its parent company, ENI Holding Corp. ("ENI"). The investment consisted of (a) $6,087,185 of Elgin's 13.00% Senior Subordinated Notes due September 1, 2001 with warrants to purchase common stock in ENI and (b) $711,971 of ENI 10.00% preferred stock and (c) $48,927 of ENI common stock.

       The Fund continues to hold its entire investment in Elgin and ENI. As of December 31, 1996, the Fund had recorded $232,576 of unrealized appreciation in the ENI preferred stock.

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

       The Fund stopped accruing interest on the MTI notes that it held,
effective October 1, 1992.    In January 1993, MTI commenced restructuring
negotiations with its various lenders outside of bankruptcy proceedings. These restructuring negotiations were successfully completed and the restructuring was consummated during July 1994. Pursuant to the terms of the restructuring, the Fund and MTI's other subordinated lenders exchanged their subordinated notes for common stock in a new holding company, MTI Holdings II, Inc. ("MTI II"), which owned 100% of MTI. The Fund also received a minimal number of additional shares of MTI II common stock on December 28, 1994 in connection with the liquidation of MTI Holdings, Inc., the original holding company.

       The Fund recognized a realized loss of $3,987,656 during 1994 as a result of the restructuring. The Fund also recorded an unrealized loss of $249,766 in the value of the MTI II stock as of December 31, 1994.

       During August 1996, MTI consummated a second financial restructuring pursuant to which a substantial amount of its remaining corporate debt was converted to equity. In this restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's valuation of its MTI investment was increased by $22,990 following the restructuring based upon an analysis of MTI's earnings and cash flows.

       As a result of this latest restructuring, the Fund's equity position is now directly in MTI.

       MTI, headquartered in Los Angeles, California, is a provider of magnetic resonance imaging and computed tomography mobile shared-services.

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

Employees

       The Fund has no employees. As discussed above, the Managing General Partner manages the Fund's investments, subject to the supervisory oversight of the Independent General Partners, and performs services on behalf of the Fund. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant" and Item 13 of this Report, "Certain Relationships and Related Transactions".


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

       During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York (the "Court") to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation, which the parties subsequently submitted to the Court for its consideration and approval. The Court approved the settlement agreement during March 1997.

       During February 1996, approximately 150 plaintiffs filed an action in Sacramento, California Superior Court against PaineWebber and various affiliated entities (not including FCM) concerning the plaintiffs' purchase of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentations and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. This action was settled during March 1997.

       On October 3, 1996, Fiduciary commenced an adversary proceeding in the Chapter 11 bankruptcy cases of Canadian's Holdings, Inc. and affiliates ("Canadian's") in the United States Bankruptcy Court for the Southern District of New York, Case Nos. 96 B 40891 through 40907, against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The Complaint in the proceeding seeks relief on behalf of Canadian's, including, among other things, a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova in the amount of approximately $1.85 million during the period January 1, 1995 through February 21, 1996 were "trust funds" collected by Canadian's on behalf of various state tax authorities.

       Through the complaint, Fiduciary also has objected to Finova's secured claim against Canadian's, which was guaranteed by Messrs. Selzer and Eiger, and seeks to recover the sales taxes and certain other amounts for the benefit of Canadian's bankruptcy estate based upon various legal theories, including preferential transfers prohibited by the Bankruptcy Code, unjust enrichment, lender liability, breach of fiduciary duty, equitable subordination, and the like.

       Pursuant to a directive of the Bankruptcy Court, Fiduciary filed a motion seeking permission to prosecute the complaint on behalf of Canadian's, and to amend its complaint accordingly. Finova, Selzer and Eiger, Canadian's and the official creditors committee in the bankruptcy case have opposed the motion. A hearing on the motion was held on March 11, 1997. The Court issued a ruling on March 19, 1997, which denied Fiduciary's motion.

       FCM believes that neither the PaineWebber or the Canadian's litigation will have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established with respect to the Canadian's litigation.

Item 4.       Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Limited Partners of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

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

       Repurchases of Units since the adoption of the plan are summarized as follows:

                        Units Repurchased          <SUNet Asset Value per Unit
                      --------------------
                                   Percentage
      Date of                   of Outstanding                    Net of the
 Repurchase Offer     Number         Units          Gross           2% Fee
 ----------------     -------      --------       ---------        --------
   November 1993      117,979        6.54%         $18.35          $17.98
   November 1994      160,172        9.49%          18.41           18.04
   November 1995      119,705        7.84%          19.67           19.28
   November 1996      108,068        7.68%          15.91           15.59

       As of March 1, 1997, the number of Limited Partners of record was approximately 1,825.

       The Fund made the following distributions to its partners with respect to 1995 and 1996:

       Quarter During         Total           Amount of
      Which Distributed     Amount of        Distribution
     Cash was Generated   Distribution*    Per $20 Unit      Payment Date
     ------------------   --------------   ------------      ------------
       1st Quarter 1995      $462,712         $.30           May 12, 1995

       2nd Quarter 1995       462,712          .30           August 14, 1995

       3rd Quarter 1995       462,712          .30           November 14, 1995

       4th Quarter 1995       426,438          .30           February 14, 1996

       1st Quarter 1996       426,438          .30           May 15, 1996

       2nd Quarter 1996       426,438          .30           August 15, 1996

       3rd Quarter 1996       426,438          .30           November 15, 1996

       4th Quarter 1996       393,670          .30           February 14, 1997

       * Includes distributions to the Managing General Partner in an amount equal to 1.0% of the total distribution.

       Cash distributions for 1995 were paid entirely out of current net investment income. Cash distributions for 1996 were paid out of current and accumulated net investment income (70.2%) and gains from capital transactions (29.8%).

       The Fund expects 1997 distributions, beginning with the distribution payable during May 1997, to be made at a 6% distribution rate ($.30 per Unit per quarter) or greater. The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies, except to fund commitments made prior to December 31, 1995. This will impact the amount of the Fund's quarterly distributions for 1997 and subsequent years because all proceeds from future dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

       As of December 31, 1995, the Fund had committed to make three new
portfolio investments.   In addition, the Fund had agreed in principle to the
financial restructuring of LMC. As discussed above in Item 1 of this Report, "Business", one of the committed investments, Atlas, was acquired during January 1996, and the LMC financial restructuring was consummated during February 1996. The other two committed investments have been abandoned. A portion of the Fund's available capital that had been reserved for these abandoned investments was used to partially fund the Fund's 1996 annual repurchase offer and the remainder is now reserved to fund the 1997 repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

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

                                             As of December 31
                                          or Year Ended December 31
                              ----------------------------------------------------
                                1996      1995        1994      1993       1992
                                ----      ----        ----      ----       ----
                                   (in thousands, except per Unit amounts)
 Total Investment Income      $ 1,600    $  2,669    $ 2,802   $ 3,133     $ 4,396
 Net Investment Income            952       2,037      2,127     2,400       3,703
 Net Realized and Unrealized
   (Loss) Gain on Investments  (1,358)     (2,592)     1,824       180         513
 Cash Distributions Declared
   to Partners                  1,673       1,815      2,995     3,228       3,282
 Repurchase of Units            1,719       2,355      2,949     2,165           -
 Total Assets                  20,751      24,143     29,188    31,188      34,068
 Net Assets                    19,825      23,623     28,347    30,339      33,153
 Value of Investments          20,357      23,799     27,729    30,465      33,419

Per Unit of Limited Partnership
 Interest:(1)
   Net Investment Income        .68(2)       1.33 (2)   1.26(2)   1.33(2)     2.03
   Net Realized and Unrealized
     (Loss) Gain on Investments  (.96)(2)   (1.70)(2)   1.08(2)    .10(2)      .29

   Cash Distributions Declared
     to Partners(3)              1.20        1.20       1.80      1.80        1.80
   Net Asset Value              15.28       16.79      18.55     17.98       18.36
---------------

(1) Effective October 1, 1993, each $1,000 Unit was redenominated into fifty $20 Units. All amounts shown for prior years have been restated to give effect to this redenomination.
(2) Calculated using the weighted average number of Units outstanding during the years ended December 31, 1996, 1995, 1994 and 1993 of 1,395,138,
     1,513,503, 1,669,129 and 1,791,201, respectively.
(3) Distribution amounts are reflected during the year in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such year.


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

       Repurchases of Units since the adoption of the plan are summarized as follows:

                        Units Repurchased           Net Asset Value per Unit
                      --------------------         -------------------------
                                   Percentage
      Date of                   of Outstanding                    Net of the
 Repurchase Offer     Number         Units          Gross           2% Fee
 ----------------    --------   --------------     -------         --------
   November 1993      117,979        6.54%         $18.35          $17.98
   November 1994      160,172        9.49%          18.41           18.04
   November 1995      119,705        7.84%          19.67           19.28
   November 1996      108,068        7.68%          15.91           15.59


       As of December 31, 1996, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $17.2 million.
These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 83.5% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed IPOs of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET stock.

       As of December 31, 1996, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

       During the year ended December 31, 1996, the Fund acquired a new portfolio investment in Atlas and acquired two follow-on investments in LMC at a total cost of approximately $5.4 million.

       The Fund sold all of its Huntington common stock during 1996, receiving $1,511,354 of sales proceeds. In addition, the Fund wrote off its entire Canadian's investment as a realized loss.

       Accrued interest receivable decreased $26,681 from $140,490 at December 31, 1995 to $113,809 at December 31, 1996. This decrease resulted primarily from the placing of the Atlas subordinated debt on non-accrual status effective April 20, 1996.

       Accounts payable and accrued liabilities increased $446,568 from $33,177 at December 31, 1995 to $479,745 at December 31, 1996. This increase resulted primarily from the accrual of $429,373 for possible legal costs and other payments that may by required to settle the Canadian's litigation or to fund the payment of Canadian's outstanding sales tax liabilities.

       Distributions payable to partners decreased $32,748, from $426,438 at December 31, 1995 to $393,690 at December 31, 1996. This 7.68% decrease results from the corresponding percentage decrease in the number of outstanding Units as a result of the repurchase of Units by the Fund during November 1996.

       During 1996, the Fund declared cash distributions to its partners in the aggregate amount of $1,673,002. The distributions were paid in four equal (on a per-Unit basis) quarterly payments during the months of May, August and November 1996 and February 1997. Each of the distributions was equal to an annualized rate equal to 6% of contributed capital ($.30 per Unit) and were paid out of current and accumulated net investment income (70.2%) and realized gain on investments (29.8%).

       The Fund expects 1997 distributions, beginning with the distribution payable during May 1997, to be made at a 6% distribution rate ($.30 per Unit per quarter) or greater. The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1997 and subsequent years because all proceeds from future dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

       As of December 31, 1995, the Fund had committed to make three new portfolio investments. In addition, the Fund had agreed in principle to a financial restructuring of LMC. As discussed above in Item 1 of this Report, "Business", one of the committed investments, Atlas, was acquired during January 1996, and the LMC financial restructuring was consummated during February 1996. The other two committed investments have been abandoned. A portion of the Fund's available capital that had been reserved for the abandoned investments was used to partially fund the Fund's 1996 annual repurchase offer and the remainder is now reserved to fund the 1997 repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

       See "Legal Proceedings" and the Fund's financial statements and notes thereto included in Items 3 and 8, respectively, of this Report, for a discussion of litigation. FCM believes that this litigation will be resolved without any material adverse effect on the Fund's financial condition.


Results of Operations

Investment Income and Expenses

       The Fund's investment income consists primarily of interest income earned from the various debt investments which have been acquired by the Fund. Major expenses include the investment advisory fee, fund administration fee, professional fees and administrative expenses.

1996 Compared to 1995

       The Fund's net investment income was $951,907 for the year ended December 31, 1996 on total investment income of $1,600,487 as compared to net investment income of $2,037,186 on total investment income of $2,668,846 for the prior year. Net investment income per limited partnership unit decreased from $1.33 to $.68, and the ratio of net investment income to average net assets decreased from 7.19% to 4.19% for the year ended December 31, 1996 in comparison to the prior year.

       Net investment income for the year ended December 31, 1996 decreased primarily as a result of a decrease in investment income. Total expenses also increased by a small amount.

       Investment income decreased $1,068,359, or 40.0%, for the year ended December 31, 1996 in comparison to the prior year. This decrease resulted primarily from the conversion of the Fund's LMC debt securities into non-dividend paying equity securities, the Canadian's bankruptcy and the decision by the Fund to stop accruing interest on its subordinated debt investment in Atlas. Other factors that contributed to the decrease in investment income include the utilization of a portion of the Fund's cash reserves to repurchase Units during both November 1995 and 1996 and lower interest rates on the Fund's temporary investments.

       Total expenses increased $16,920, or 2.7%, for the year ended December 31, 1996 in comparison to the prior year. This increase resulted primarily from increases in professional fees and other expenses. These increases were partially offset by decreases in investment advisory fees and amortization expense.

       The increases in professional fees and other expenses were primarily the result of legal fees and other costs incurred in connection with the Canadian's bankruptcy proceedings and the default by Atlas with respect to the payment of interest due to the Fund. The investment advisory fees decreased primarily as a result of the repurchase of Units by the Fund during both November 1995 and 1996 and the realization during February 1996 of the loss on the Fund's Canadian's investment. Both the repurchase of the Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated. The Fund amortized its organization cost over a five year period beginning with the inception of the Fund in 1990. Therefore, these costs became fully amortized during 1995.

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

       Investment income decreased $132,900, or 4.7%, for the year ended December 31, 1995 in comparison to the prior year. This decrease resulted primarily from the $230,483 loss on the sale of the receivable for deferred interest due from KB Alloys, which was recorded as a reduction of interest income. In addition, there was a decrease from 1994 to 1995 in the amount of the Fund's average net assets and the Fund stopped accruing interest on its subordinated debt investments in Canadian's and LMC. The negative effect of these three items was partially offset by higher interest rates on both the Fund's temporary and subordinated debt investments.

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


Net Realized Gain (Loss) on Investments

       The Fund realized net losses of $2,532,109 during the year ended December 31, 1994, gains of $4,588,421 during the year ended December 31, 1995 and net losses of $3,948,869 during the year ended December 31, 1996.

       During 1994, the Fund realized gains, including applicable prepayment premiums, resulting from the prepayment by Huntington and Amity of subordinated notes that were held by the Fund and the sale of a portion of the KEMET common stock that was held by the Fund. The Fund also recognized a substantial realized loss as a result of MTI's financial restructuring which occurred during 1994. The realized gains for 1995 consisted of gain, including a prepayment premium, from the prepayment by Protection One of subordinated notes that were held by the Fund and gains from the sale of all of the Carr-Gottstein common stock and KB Alloys notes and a portion of the KEMET common stock that were held by the Fund.

       The net realized losses for 1996 resulted from a gain on sale of the Fund's Huntington investment and a realized loss on the Fund's Canadian's investment.

       During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996, with the balance held in escrow. A portion of the escrowed funds was used to pay various transaction expenses and $19,920 was received during September 1996. The remaining balance is still being held in escrow to fund contingent purchase price adjustments, and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. While the remaining portion of the escrow amount must be maintained until February 1998, certain of the sellers' representations will survive for longer periods of time, which could result in the Fund being required to reimburse the purchaser for certain costs and expenses after the escrow is released. The Fund recognized a realized gain of $1,236,821 from this transaction during 1996. Additional gain will be recognized if, and when, the Fund actually receives a distribution of any of the remaining escrowed funds.

       Canadian's was a women's specialty retailer which filed for Chapter 11 bankruptcy protection during February 1996 and ceased operations during March 1996. As a result of these developments, it became evident that the Fund will not recover any of its Canadian's investment. Accordingly, the Fund recognized the $4,756,316 loss on its Canadian's investment as a realized loss during the three months ended March 31, 1996. This loss recognition did not significantly affect the Fund's total net gain (loss) on investments for 1996 because all but $5 of the loss was recorded as an unrealized loss during 1995.

       On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Chapter 11 bankruptcy case against Finova, Benson Selzer and Joseph Eiger. The complaint seeks a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund has objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and seeks to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $429,373 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. This accrued amount was recorded as an additional realized loss in the Fund's Statement of Operations.


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

       Prior to 1994, the Fund had recorded cumulative net unrealized loss on investments of $451,553. During 1994, the Fund recorded $2,085,990 of unrealized gain and $1,274,817 of unrealized loss on investments. In addition, the Fund disposed of investments during 1994 with respect to which the Fund had recorded $3,545,061 of net unrealized loss during prior years. Therefore, at December 31, 1994, the Fund had net unrealized gain on investments of $3,904,681.

       During 1995, the Fund recorded $777,782 of unrealized gain and $5,622,311 of unrealized loss on investments. In addition, the Fund disposed of investments during 1995 with respect to which the Fund had recorded $2,335,481 of net unrealized gain during prior years. Therefore, at December 31, 1995, the Fund had net unrealized loss on investments of $3,275,329.

       The net decrease in unrealized gain on investments during 1996 and the cumulative net unrealized loss on investments at December 31, 1996, consisted of the following components:

                                       Unrealized Gain (Loss) Recorded
                                    -------------------------------------
                                                          As of
       Portfolio Investment         During 1996      December 31, 1996
     ------------------------       -----------      -----------------
     Unrealized net loss recorded
       during prior years with
       respect to investments
       disposed of during 1996      $ 3,841,121      $        -

     Neodata                                  -        (337,944)

     KEMET                              (26,197)        634,554

     AAG                               (137,676)        734,496

     Elgin / ENI                         71,197         232,576

     LMC                                      -        (540,800)

     MTI                                 22,990        (226,776)

     Atlas                           (1,180,224)     (1,180,224)
                                      ---------       ---------
                                    $ 2,591,211      $ (684,118)
                                      =========       =========

       The Neodata stock was written down to a negligible amount during 1995. The Fund has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt previously provided for the accrual, rather than current payment, of interest, the company's debt has grown to a level which exceeds the Fund's valuation.

       KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $23.0625 (an average of the closing bid and ask prices) on December 31, 1996. This price is down slightly from the closing price of $24.00 on December 31, 1995. Based on the $23.0625 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at December 31, 1996 had a market value of $644,459.

       The AAG warrants and common stock were written up in value at March 31, 1996 to bring AAG's valuation more in line with the valuation of comparable companies in its industry.

       The ENI preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that is accruing with respect to the preferred stock.

       LMC experienced significant operating problems after the Fund acquired its LMC investment during 1994 and the Fund was involved in a restructuring of its LMC investment during 1995. In the restructuring, the Fund's existing LMC subordinated debt and warrants were converted into preferred stock and the Fund purchased $545,600 of new common stock. As a result of LMC's operational difficulties and the fact that the Fund's investment was converted from debt securities to equity securities the Fund wrote its LMC investment down by $540,800 during 1995. (As discussed in Item 1 of this Report, "Business", the Fund made an additional follow-on investment in LMC during 1996.)

       The MTI common stock was written down in value during 1994 based upon an independent third party valuation of the company that was obtained by MTI's management. During August 1996, MTI consummated a financial restructuring pursuant to which a substantial amount of its corporate debt was converted to equity. In the restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's valuation of its MTI investment was increased by $22,990 following the restructuring based upon an analysis of MTI's earnings and cash flows.

       The companies that Atlas acquired during 1996 with the proceeds of the Fund's subordinated debt investment have not performed as well as expected. As a result, Atlas defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the quarterly interest payments that were due on the Fund's subordinated debt, beginning in July 1996. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank could block payments to the Fund for up to 180 days.

       During August 1996, Atlas entered into a letter of intent, under the terms of which some of company's businesses would be sold for cash. On November 5, 1996, the purchaser notified Atlas that it wanted to renegotiate the terms of the transaction, including a reduction in the purchase price. Atlas management was unable to reach a revised agreement with the purchaser and Atlas remained in default on its debt. On January 17, 1997, Atlas filed for Chapter 11 bankruptcy protection. Atlas is currently developing a plan of reorganization for submission to the bankruptcy court that provides for the continued operation of its businesses, following a series of strategic asset acquisitions and dispositions.

       As a result of these developments, the Fund stopped accruing interest on its Atlas investment effective April 20, 1996 and recorded a $1,180,224 writedown in the carrying value of the investment during the fourth quarter of 1996.

       FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

Inflation and Changing Prices

       Inflation has had no material impact on the operations or financial condition of the Fund from inception through December 31, 1996. However, inflation and changing prices, in addition to other factors, may effect the value and the eventual selling price of the Fund's investments.

Item 8.       Financial Statements and Supplementary Data


                       FIDUCIARY CAPITAL  PARTNERS, L.P.


List of Financial Statements

                                                         Page
                                                         ----
Report of Independent Public Accountants                 F-2

Schedule of Investments - December 31, 1996              F-3

Balance Sheets - December 31, 1996 and 1995              F-5

Statements of Operations for each of the years
ended December 31, 1996, 1995 and 1994                   F-6

Statements of Cash Flows for each of the years
    ended December 31, 1996, 1995 and 1994               F-7

Statements of Changes in Net Assets for each of the
    years ended December 31, 1996, 1995 and 1994         F-8

Selected Per Unit Data and Ratios for each of the years
    ended December 31, 1996, 1995, 1994, 1993 and 1992   F-9

Notes to Financial Statements                            F-10





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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Fiduciary Capital Partners, L.P.:


       We have audited the accompanying balance sheets of Fiduciary Capital Partners, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, including the schedule of investments as of December 31, 1996, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 1996 and the selected per unit data and ratios for the five years then ended. These financial statements and per unit data and ratios are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1996 and 1995, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Fiduciary Capital Partners, L.P. as of December 31, 1996 and 1995, and the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 1995, and the selected per unit data and ratios for the five years then ended, in conformity with generally accepted accounting principles.

       As discussed in Note 2, the financial statements include investment securities valued at $15,915,546 at December 31, 1996 (80.3% of net assets) and $12,731,160 at December 31, 1995 (53.9% of net assets) whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the managing general partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.


                                                         /s/ Arthur Andersen LLP



Denver, Colorado
February 4, 1997.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 1996


--------------------------------------------------------------------------------------------------------------------------

Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
--------------------------------------------------------------------------------------------------------------------------

MANAGED COMPANIES:

182,453.91 sh.      Neodata Corporation,
                    10.00% Class A Convertible       12/27/90 &
                    Preferred Stock - Series 2*      09/30/92          $   337,945        $     1
10,607.78 sh.       Neodata Corporation,             12/27/90 &
                    Common Stock*                    09/30/92                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                           337,946              2        0.0%
--------------------------------------------------------------------------------------------------------------------------
27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91                9,905        644,459
--------------------------------------------------------------------------------------------------------------------------
                                                                             9,905        644,459        3.2
--------------------------------------------------------------------------------------------------------------------------

75,856 sh.          ar accessories group,
                    incorporated, Warrants to
                    Purchase Class B
                    Common Stock(2)*                 07/30/92              104,091        817,356
27,392 sh.          ar accessories group,
                    incorporated, Class A
                    Common Stock(2)*                 07/30/92              273,920        295,151
--------------------------------------------------------------------------------------------------------------------------
                                                                           378,011      1,112,507        5.5
--------------------------------------------------------------------------------------------------------------------------
$6,087,185          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            5,978,680      5,978,680
7,119.71 sh.        ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              711,971        944,547
489.27 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               48,927         48,927
510.83 sh.          ENI Holding Corp.,
                    Warrants to Purchase Class
                    B Common Stock*                  09/24/93               51,078         51,078
--------------------------------------------------------------------------------------------------------------------------
                                                                         6,790,656      7,023,232       34.5
--------------------------------------------------------------------------------------------------------------------------

$983,520            LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes
                    due 10/31/00(4)                  11/01/96              983,520        983,520
260,400 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621
27.28 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              545,599          4,799
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         4,125,741      3,584,941       17.6
--------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               DECEMBER 31, 1996

--------------------------------------------------------------------------------------------------------------------------

Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
--------------------------------------------------------------------------------------------------------------------------

1,608 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              227,438         48,306
4,272 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(5)*                 12/28/94               60,492         12,848
--------------------------------------------------------------------------------------------------------------------------
                                                                           287,930         61,154        0.3
--------------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(6)                       05/24/95            1,370,587      1,370,587
11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common Stock*        05/24/95               82,955         82,955
--------------------------------------------------------------------------------------------------------------------------
                                                                         1,453,542      1,453,542        7.1
--------------------------------------------------------------------------------------------------------------------------
$3,934,080          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 01/19/03(7)*   01/25/96            3,819,626      2,680,167
407,659 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(8)*                 01/25/96               40,766              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         3,860,392      2,680,168       13.1
--------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (83.5% of net assets)       17,244,123     16,560,005       81.3
--------------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$3,800,000          John Deere Capital Corp.,
                    5.215% Notes due 01/06/97        12/18/96            3,797,256      3,797,256
--------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (19.2% of net assets)                  3,797,256      3,797,256       18.7
--------------------------------------------------------------------------------------------------------------------------
     Total Investments (102.7% of net assets)                          $21,041,379    $20,357,261      100.0%
==========================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) Amity Leather Products Co. changed its corporate name to ar accessories group, incorporated during 1996.
(3) The notes will amortize in eight equal quarterly installments of $760,898 commencing on November 30, 1999.
(4) The Fund has committed to provide up to $1,967,040 of subordinated debt financing pursuant to the terms of these notes.
(5) The warrants have exercise prices of $20.00 per share (1,281 shares) and $35.00 per share (2,991 shares).
(6) The notes will amortize in three equal annual installments of $486,667 commencing on May 24, 2000.
(7) The notes will amortize in five equal annual installments of $786,816 commencing on January 19, 1999. The accrual of interest on the notes was discontinued by the Fund effective April 20, 1996. (Note 12)
(8) The Atlas Environmental, Inc. common stock trades over the counter on a limited basis with quotations provided via the OTC Bulletin Board. The warrants have an exercise price of $8.00 per share.

*    Non-income producing security.




             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                  BALANCE SHEETS - DECEMBER 31, 1996 AND 1995


                                                                                 1996            1995
                                                                                 ----            ----
ASSETS:

   Investments (Notes 2, 10, 11, 12 and 13)
     Portfolio investments, at fair value:
       Managed companies (amortized cost -
         $17,244,123 and $16,677,145,
         respectively)                                                       $ 16,560,005    $ 13,401,816
     Temporary investments, at amortized cost                                   3,797,256      10,396,792
                                                                             ------------    ------------
       Total investments                                                       20,357,261      23,798,608
   Cash and cash equivalents (Note 2)                                             272,543         200,969
   Accrued interest receivable (Note 12)                                          113,809         140,490
   Other assets                                                                     7,648           3,206
                                                                             ------------    ------------

        Total assets                                                         $ 20,751,261    $ 24,143,273
                                                                             ============    ============

LIABILITIES:

   Due to affiliates (Notes 6, 7, 8 and 9)                                   $     52,655    $     60,372
   Accounts payable and accrued liabilities                                       479,745          33,177
   Distributions payable to partners (Note 3)                                     393,690         426,438
                                                                             ------------    ------------

     Total liabilities                                                            926,090         519,987
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

NET ASSETS (Notes 3 and 4):

  Managing General Partner                                                        (24,512)         (3,725)
  Limited Partners (equivalent to $15.28
    and $16.79, respectively, per limited
    partnership unit based on 1,299,176
    and 1,407,244 units outstanding) (Note 5)                                  19,849,683      23,627,011
                                                                             ------------    ------------

     Net assets                                                                19,825,171      23,623,286
                                                                             ------------    ------------

         Total liabilities and net assets                                    $ 20,751,261    $ 24,143,273
                                                                             ============    ============












             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                   1996           1995          1994
                                                   ----           ----          ----
INVESTMENT INCOME:

   Income:
     Interest                                  $ 1,569,923    $ 2,626,521    $ 2,748,575
     Other income                                   30,564         42,325         53,171
                                               -----------    -----------    -----------

       Total investment income                   1,600,487      2,668,846      2,801,746
                                               -----------    -----------    -----------

   Expenses:
     Investment advisory fees (Note 6)             160,179        228,980        274,085
     Fund administration fees (Note 7)             143,370        143,370        143,370
     Independent General Partner fees
       and expenses (Note 8)                        55,990         58,015         57,620
     Administrative expenses (Note 7)               81,105         80,147         80,269
     Professional fees                             159,165         71,869         51,252
     Amortization                                     --            9,323         11,160
     Other expenses                                 48,771         39,956         57,101
                                               -----------    -----------    -----------
       Total expenses                              648,580        631,660        674,857
                                               -----------    -----------    -----------

NET INVESTMENT INCOME                              951,907      2,037,186      2,126,889
                                               -----------    -----------    -----------

REALIZED AND UNREALIZED
    GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments
         (Note 10)                              (3,948,869)     4,588,421     (2,532,109)
     Net change in unrealized gain (loss)
        on investments (Note 11)                 2,591,211     (7,180,010)     4,356,233
                                               -----------    -----------    -----------

         Net (loss) gain on investments         (1,357,658)    (2,591,589)     1,824,124
                                               -----------    -----------    -----------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS            $  (405,751)   $  (554,403)   $ 3,951,013
                                               ===========    ===========    ===========









             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                             1996              1995              1994
                                                             ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets
     resulting from operations                           $   (405,751)   $   (554,403)   $  3,951,013
   Adjustments to reconcile net increase
     in net assets resulting from operations
     to net cash provided by operating activities:
       Accreted discount on portfolio investments             (42,587)        (84,359)        (57,498)
       Amortization                                              --             9,323          11,160
       Change in assets and liabilities:
         Accrued interest receivable                           26,681         487,356        (252,799)
         Other assets                                          (4,442)          1,334           4,749
         Due to affiliates                                     (7,717)          9,164             712
         Accounts payable and accrued liabilities              17,195          (1,511)          3,263
         Prepaid interest income                                 --           (60,146)         60,146
       Net realized loss (gain) on investments              3,948,869      (4,588,421)      2,532,109
       Net change in unrealized (gain) loss
         on investments                                    (2,591,211)      7,180,010      (4,356,233)
                                                         ------------    ------------    ------------
           Net cash provided by operating activities          941,037       2,398,347       1,896,622
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                       (5,384,518)     (3,198,810)     (5,524,231)
   Proceeds from dispositions of portfolio investments      1,340,631      10,786,839      12,210,282
   Sale (purchase) of temporary investments, net            6,599,536      (5,520,606)     (2,712,730)
                                                         ------------    ------------    ------------
     Net cash provided by investing activities              2,555,649       2,067,423       3,973,321
                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                     (1,705,750)     (2,082,203)     (3,067,492)
   Repurchase of limited partnership units                 (1,719,362)     (2,354,597)     (2,948,767)
   Deferred repurchase plan costs                                --              --             1,036
                                                         ------------    ------------    ------------
     Net cash used in financing activities                 (3,425,112)     (4,436,800)     (6,015,223)
                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        71,574          28,970        (145,280)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                          200,969         171,999         317,279
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                           $    272,543    $    200,969    $    171,999
                                                         ============    ============    ============

NONCASH INVESTING AND
   FINANCING ACTIVITIES:
      Investments exchanged for other investments              $ --            $ --      $    287,930
                                                         ============    ============    ============



             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        1996             1995           1994
                                                        ----             ----           ----
Increase in net assets resulting from operations:
     Net investment income                          $    951,907    $  2,037,186    $  2,126,889
     Net realized (loss) gain on investments          (3,948,869)      4,588,421      (2,532,109)
     Net change in unrealized gain (loss)
       on investments                                  2,591,211      (7,180,010)      4,356,233
                                                    ------------    ------------    ------------
         Net (decrease) increase in net
           assets resulting from operations             (405,751)       (554,403)      3,951,013

Repurchase of limited partnership units
   (Note 5)                                           (1,719,362)     (2,354,597)     (2,948,767)

Distributions to partners from -
   Net investment income                              (1,174,520)     (1,814,573)     (2,126,889)
   Realized gain on investments                         (498,482)           --          (867,798)
                                                    ------------    ------------    ------------

     Total decrease in net assets                     (3,798,115)     (4,723,573)     (1,992,441)

Net assets:

   Beginning of year                                  23,623,286      28,346,859      30,339,300
                                                    ------------    ------------    ------------

   End of year (including
     undistributed net investment
     income of $0, $222,613 and
     $0, respectively)                              $ 19,825,171    $ 23,623,286    $ 28,346,859
                                                    ============    ============    ============




             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                     SELECTED PER UNIT DATA AND RATIOS (1)

                          FOR EACH OF THE YEARS ENDED

                  DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992


                                                 1996              1995               1994             1993                1992
                                                 ----              ----               ----             ----                ----

Per Unit Data:
   Investment income                        $     1.14(2)      $     1.74(2)      $     1.66(2)      $     1.73(2)      $     2.41
   Expenses                                       (.46)(2)           (.41)(2)           (.40)(2)           (.40)(2)           (.38)
                                            ----------         ----------         ----------         ----------         ----------
     Net investment income                         .68(2)            1.33(2)            1.26(2)            1.33(2)            2.03

   Net realized (loss) gain on investments       (2.80)(2)           3.00(2)           (1.50)(2)            .60(2)             .03

   Net change in unrealized gain (loss)
     on investments                               1.84(2)           (4.70)(2)           2.58(2)            (.50)(2)            .26

   Effect of unit repurchases on
     net asset value                              (.03)              (.19)               .03               (.01)              --

  Distributions declared to partners             (1.20)             (1.20)             (1.80)             (1.80)             (1.80)
                                            ----------         ----------         ----------         ----------         ----------

   Net (decrease) increase in
     net asset value                             (1.51)             (1.76)               .57               (.38)               .52

   Net asset value:
     Beginning of period                         16.79              18.55              17.98              18.36              17.84
                                            ----------         ----------         ----------         ----------         ----------
     End of period                          $    15.28         $    16.79         $    18.55         $    17.98         $    18.36
                                            ==========         ==========         ==========         ==========         ==========

Ratios:
   Ratio of expenses to average net assets        2.85%              2.23%              2.24%              2.24%              2.13%
   Ratio of net investment income to
      average net assets                          4.19%              7.19%              7.06%              7.34%             11.36%

Number of limited partnership units
   at end of period(1)                       1,299,176          1,407,244          1,526,949          1,687,121          1,805,100


   (1) Effective October 1, 1993, each $1,000 limited partnership unit was redenominated into fifty $20 limited partnership units. All amounts shown for prior periods have been restated to give effect to this redenomination.
   (2) Calculated using the weighted average number of limited partnership units outstanding during the years ended December 31, 1996, 1995, 1994 and 1993 of 1,395,138, 1,513,503, 1,669,129 and 1,791,201,
         respectively.





             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


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

         As set forth in the Partnership Agreement, the Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies, the Fund is no longer permitted to acquire investments in new portfolio companies.

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


2.       SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Accounting Method The Fund maintains its accounting records, prepares financial statements and files its tax returns using the accrual method of accounting.

         Realized and Unrealized Gain or Loss on Investments Realized gains and losses are recorded upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method. All other changes in the valuation of investments, as determined by FCM, are included as changes in the unrealized appreciation or depreciation of investments in the statements of operations.

         Valuation of Investments FCM values the Fund's investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available,

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1996 AND 1995


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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1996 AND 1995


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

         Repurchases of Units since the adoption of the plan are summarized as follows:

                                                  Units Repurchased                       Net Asset Value per Unit
                                            -----------------------------------          --------------------------
                                                                 Percentage
         Date of                                               of Outstanding                           Net of the
     Repurchase Offer                       Number                  Units                Gross            2% Fee
     -----------------                      ------            -----------------          -----          --------

     November 1993                            117,979               6.54%                  $18.35         $17.98
     November 1994                            160,172               9.49%                   18.41          18.04
     November 1995                            119,705               7.84%                   19.67          19.28
     November 1996                            108,068               7.68%                   15.91          15.59

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1996 AND 1995


6.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. Investment advisory fees of $160,179, $228,980 and $274,085 were incurred by the Fund for 1996, 1995 and
1994, respectively.


7.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $143,370 were incurred each year by the Fund during 1996, 1995 and 1994. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $81,105, $80,147 and $80,269 for 1996, 1995 and 1994, respectively.


8.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP, an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $55,990, $58,015 and $57,620 were incurred by the Fund for 1996, 1995 and 1994, respectively.


9.       OTHER RELATED PARTY TRANSACTIONS

         FCM and its affiliates are entitled to reimbursement of certain direct expenses paid on behalf of the Fund. Such reimbursable expenses amounted to $226,061, $172,443 and $175,297 during 1996, 1995 and 1994, respectively.


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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1996 AND 1995


that meet the Fund's investment guidelines or that have otherwise been approved by the Independent General Partners. The Fund also has procedures in place to continually monitor its portfolio companies.

         As of December 31, 1996, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $17.2 million. During the year ended December 31, 1996, the Fund acquired a new portfolio investment in Atlas Environmental, Inc. ("Atlas") and acquired two follow-on investments in LMC Operating Corp. ("LMC") at a total cost of approximately $5.4 million.

         The Fund sold all of its Huntington Holdings, Inc. common stock during 1996, receiving $1,511,364 of sales proceeds. In addition, the Fund wrote off as a realized loss its entire investment in Canadian's Corp. ("Canadian's"), which filed for Chapter 11 bankruptcy protection during February 1996 and ceased operations during March 1996. The Fund also accrued an additional realized loss of $429,373 for possible legal costs and other payments that may be required in connection with the Canadian's bankruptcy (see Note 13). In total, the Fund recorded net realized losses of $3,948,869 during 1996.

         The Fund has pledged the common stock and warrants it owns in ar accessories group, incorporated and LMC Credit Corp. as collateral for the corporations' debt. None of the Fund's other portfolio investments have been pledged or otherwise encumbered.


11.      UNREALIZED GAIN (LOSS) ON INVESTMENTS

         As of December 31, 1995, the Fund had recorded net unrealized loss on investments of $3,275,329. During 1996, the Fund recorded $94,187 of unrealized gain and $1,344,097 of unrealized loss on investments. In addition, the Fund disposed of investments during 1996 with respect to which the Fund had recorded $3,841,121 of net unrealized loss during prior years. Therefore, at December 31, 1996, the Fund had net unrealized loss on investments of $684,118.


12.      NON-ACCRUAL STATUS OF INVESTMENTS

         In accordance with the Fund's accounting policies, the Fund stopped accruing interest on (i) the Canadian's Holdings, Inc. Exchangeable Redeemable Debentures effective April 1, 1995, (ii) the Canadian's Promissory Notes effective October 1, 1995, (iii) the Canadian's Subordinated Notes effective December 1, 1995, (iv) the LMC Senior Subordinated Notes effective December 1, 1995, and (v) the Atlas Senior Subordinated Secured Notes effective April 20, 1996.

         During 1996, all of the Canadian's debt was written off as a realized loss and the LMC Senior Subordinated Notes were converted into preferred stock. Thus, as of December 31, 1996, the Fund's only debt investment on non-accrual status was the Atlas Senior Subordinated Secured Notes.

13.      COMMITMENTS AND CONTINGENCIES

         LMC Commitment On November 1, 1996, the Fund agreed to provide up to $1,967,040 of additional subordinated debt to LMC, of which $983,520 was advanced on that date. Thus, the Fund is committed, subject to various conditions, to funding an additional $983,520.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1996 AND 1995


         PaineWebber Incorporated Litigation FCM was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates concerning its sale of 70 different limited partnerships and other direct investment programs, including the offering of the Units. Plaintiffs in the lawsuit allege, among other things, that the defendants violated federal securities laws and committed common law fraud in the marketing of direct investments.

         On May 30, 1995, the United States District Court for the Southern District of New York entered an order certifying the class and dismissing the class action against FCM without prejudice. PaineWebber and Mezzanine Capital Corporation, a minority general partner in FCM and an affiliate of PaineWebber, remain as defendants.

         During January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation, which the parties subsequently submitted to the Court for its consideration and approval. The Court approved the settlement agreement during March 1997.

         During February 1996, approximately 150 plaintiffs filed an action in Sacramento, California Superior Court against PaineWebber and various affiliated entities (not including FCM) concerning the plaintiffs' purchase of various limited partnership interests. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentations and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. This action was settled during March 1997.

         Canadian's Litigation On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Chapter 11 bankruptcy case against Finova, Benson Selzer and Joseph Eiger. The complaint seeks a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund has objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and seeks to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $429,373 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities.

         FCM believes that neither the PaineWebber or the Canadian's related litigation will have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established with respect to the Canadian's litigation.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1996 AND 1995


14.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net increase in net assets resulting from operations in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                      1996         1995          1994
                                                      ----         ----          ----

Net (decrease) increase in net assets resulting
   from operations per financial statements      $  (405,751)  $  (554,403)  $ 3,951,013
Increase (decrease) resulting from:
   Unrealized (gain) loss on investments          (2,591,211)    7,180,010    (4,356,233)
   Realized gains and losses on investments          590,620          --       3,547,375
   Fee income, net of amortization                   (22,781)      (78,385)      (29,167)
   Interest income                                      --          43,604       (43,604)
   Amortization of organization and
      start-up costs                                    --         (14,367)      (29,452)
   Other                                             (23,708)      (45,884)      (51,753)
                                                 -----------   -----------   -----------
Taxable (loss) income per federal
   income tax return                             $(2,452,831)  $ 6,530,575   $ 2,988,179
                                                 ===========   ===========   ===========


        The following is a reconciliation of the amount of the Fund's net assets as shown in the accompanying financial statements and the tax bases of the Fund's net assets:

                                                1996           1995           1994
                                                ----           ----           ----
Net assets per financial statements         $ 19,825,171  $ 23,623,286   $ 28,346,859
  Realized gains and losses on investments     4,137,995     3,547,375      3,547,375
   Syndication, organization and
    start-up costs, net                        3,363,008     3,360,886      3,371,072
  Unrealized loss (gain) on investments          684,118     3,275,329     (3,904,680)
  Distributions payable                          393,690       426,438        694,068
  Fee income, net of amortization                 57,426        80,207        158,592
  Accrued expenses                                25,950        20,176         24,518
  Prepaid interest income                           --            --           60,146
  Accrued interest income                           --            --         (103,750)
                                            ------------  ------------   ------------
Tax bases of net assets                     $ 28,487,358  $ 34,333,697   $ 32,194,200
                                            ============  ============   ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1996 or 1995.

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

         Information concerning the directors and executive officers of the Managing General Partner (and of its partners) and the Independent General Partners is as follows:

                    FCM Fiduciary Capital Management Company
             (a Delaware general partnership, the partners of which
                are FCM Fiduciary Capital Corporation, Mezzanine
                      Capital Corporation and Paul Bagley)

Name                                Positions Held
----                                --------------

Paul Bagley                         Chairman and Chief Executive Officer
W. Duke DeGrassi                    President
Donald R. Jackson                   Senior Vice President, Treasurer,
                                      Chief Financial and Accounting
                                      Officer and Compliance Officer

        Paul Bagley, age 54, is Chairman, Chief Executive Officer and an Investment Committee Member of FCM Fiduciary Capital Management Company. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.S. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Financial Fund, Fiduciary Capital, EurekaBank, Hollis-Eden Pharmaceuticals, Lithium Technology, Consolidated Capital, LMC Operating Corp. and Pacific Consumer Funding.

        W. Duke DeGrassi, age 50, is the President and an Investment Committee Member of FCM Fiduciary Capital Management Company. From May 1988 to December 1993, Mr. DeGrassi was a Corporate Vice President with PaineWebber Incorporated. From 1986 and until joining PaineWebber, Mr. DeGrassi was a Vice President in the Direct Investments Group at Shearson Lehman Hutton Inc. Prior to that, Mr. DeGrassi spent seventeen years as a financial executive in the energy business, working both domestically and in foreign operations. Mr. DeGrassi received a Bachelor of Business Administration in accounting from the University of Texas at Austin in 1969.

         Donald R. Jackson, age 47, is a Senior Vice President, Treasurer, Chief Financial and Accounting Officer and Compliance Officer of FCM Fiduciary Capital Management Company. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. He received a Bachelor of Science degree in accounting in 1971 from the University of Denver and is a Certified Public Accountant. Mr. Jackson serves as a director of LMC Operating Corp. and Consolidated Capital of North America, Inc.


                       FCM Fiduciary Capital Corporation

Name                                Positions Held

Paul Bagley                         Chief Executive Officer and
                                      Sole Member of the Board
                                      of Directors
W. Duke DeGrassi                    President
Donald R. Jackson                   Vice President, Treasurer, Secretary
                                      and Chief Financial and Accounting
                                      Officer

         For information regarding Paul Bagley, W. Duke DeGrassi, and Donald R. Jackson see the above section concerning the management of FCM Fiduciary Capital Management Company.


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


         Gerald F. Goertz, Jr., age 39, is the President and a Director of Mezzanine Capital Corporation. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 47, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 37, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 41, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in May 1994. Prior to joining PaineWebber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. Mr. Ciavarella was associated with Integrated Resources, Inc. from 1983 to 1993 as a corporate financial officer as well as a senior financial officer in various subsidiaries in the equipment leasing aircraft finance and venture capital areas. Mr. Ciavarella has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.


                          Independent General Partners

         A.   Norman J. Peer

         Norman J. Peer, age 60, has been an Independent General Partner since 1990. Mr. Peer is a partner in the Woodbridge, New Jersey law firm of Wilentz, Goldman & Spitzer. Prior to 1988, he was a partner of the New York law firm of Satterlee, Stephens, Burke & Burke. Mr. Peer also served two years of active duty with the U.S. Navy as an Assistant Guided Missile Officer (1958-1960) and served in the U.S. Navy Reserve (1960-1970) reaching the rank of Lieutenant Commander. He is a director of Hudson Club, Inc., (restaurant and retail development). Mr. Peer served as the Municipal Court Judge in Atlantic Highlands, NJ from 1972 until 1988. Mr. Peer has a B.A. degree from Villanova University and a J.D. degree from Fordham University School of Law.

         B.   E. Bruce Fredrikson

         E. Bruce Fredrikson, age 59, has been an Independent General Partner since 1992. Dr. Fredrikson is a Professor of Finance at Syracuse University School of Management where he has taught since 1966 and has previously served as Chairman of the Finance Department. Dr. Fredrikson has a bachelor's degree in economics from Princeton University and a master's degree in business administration and a Ph.D. in finance from Columbia University. Dr. Fredrikson serves as a director of Innodata Corporation, Track Data Corporation and Eagle Finance Corp., all of which are NASDAQ listed.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3 and 4 furnished to the Fund during 1996 and 1997, and written representations by the persons listed above, the Fund has not identified any such person that failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act for fiscal year 1996.

Item 11. Executive Compensation

         No compensation was paid by the Fund to the officers and directors of the General Partners during 1996. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the General Partners and their affiliates by the Fund during 1996.

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

         (b) No directors or officers of FCM Fiduciary Capital Management Company, FCM Fiduciary Capital Corporation or Mezzanine Capital Corporation and no Independent General Partners owned any Units as of March 1, 1997.

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

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates for 1996.

         Investment Advisory Fees As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. During 1996, FCM earned investment advisory fees of $160,179.

         Fund Administration Fees As compensation for its services as fund administrator, FCM receives a monthly fee at an annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. During 1996, FCM earned fund administration fees of $143,370. The Fund also reimbursed FCM for $81,105 of administrative expenses incurred in providing accounting and investor services to the Fund during 1996.

         Independent General Partner Fees and Expenses As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $55,990 were incurred by the Fund during 1996.

         Accountable Expenses FCM and its affiliates are entitled to reimbursement of certain direct expenses paid on behalf of the Fund. During 1996, such reimbursable expenses amounted to $226,061.

         Partnership Interest FCM received cash distributions of $16,730 as their allocable share of distributions for 1996. In addition, $(4,058) of the Fund's net investment income and net loss on investments for 1996 was allocated to FCM.

                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

(a) and (d)       The following documents are filed as part of this Report:

                  1. Financial Statements: See List of Financial Statements in Item 8.

                  2.       Financial Statement Schedules:  None.

        (b) The Partnership did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

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

-------------------
 * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

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

          27.1       Financial Data Schedule.

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

-------------------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  March 21, 1997

                           FIDUCIARY CAPITAL PARTNERS, L.P.
                           (Registrant)

                           By: FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY its Managing General Partner


                                    By:     /s/ W. Duke DeGrassi
                                       --------------------------------------
                                       W. Duke DeGrassi
                                       President


                                    By:     /s/ Donald R. Jackson
                                       --------------------------------------
                                       Donald R. Jackson
                                       Senior Vice President, Treasurer and
                                       Chief Financial and Accounting Officer


                           By:      NORMAN J. PEER
                                    Independent General Partner


                                    /s/ Norman J. Peer
                                    -----------------------------------------


                           By:      E. BRUCE FREDRIKSON
                                    Independent General Partner


                                    /s/ E. Bruce Fredrikson
                                    -----------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on March 21, 1997.


                  SIGNATURE OF THE SOLE DIRECTOR OF THE MANAGING GENERAL PARTNER OF FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY (A DELAWARE GENERAL PARTNERSHIP), MANAGING GENERAL PARTNER OF THE REGISTRANT.

Signature                                  Title
---------                                  -----


/s/ Paul Bagley                  Chief Executive Officer and Sole
-------------------------        Director of FCM Fiduciary Capital
Paul Bagley                      Corporation, managing general partner
                                 of FCM Fiduciary Capital Management
                                 Company

                                 Exhibit Index
                                 -------------

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

    27.1            Financial Data Schedule

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

-------------------
*See Item 14(c) for statement of location of exhibits incorporated by reference.