Form 10-Q
period 1997-03-31
FIDUCIARY CAPITAL PARTNERS L P
filed 1997-05-14
CIK 841687

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                              -----------------------------

                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ---------------------
Commission file number        0-17737
                      -------------------------------------------------


                        Fiduciary Capital Partners, L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                        86-0653600
 -----------------------                             -------------------
 (State of organization)                              (I.R.S. Employer
                                                     Identification No.)



    410 17th Street
       Suite 400
    Denver, Colorado                                        80202
   ------------------                                     ---------
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
                                             --    --

                        Fiduciary Capital Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1997




                               Table of Contents


                                                                                                 Page
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             March 31, 1997                                                         3

                             Balance Sheets - March 31, 1997 and
                             December 31, 1996                                                      5

                             Statements of Operations for the three months
                             ended March 31, 1997 and 1996                                          6

                             Statements of Cash Flows for the three months
                             ended March 31, 1997 and 1996                                          7

                             Statements of Changes in Net Assets for the
                             three months ended March 31, 1997 and
                             for the year ended December 31, 1996                                   8

                             Selected Per Unit Data and Ratios                                      9

                             Notes to Financial Statements                                         10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             12


  Part II.        OTHER INFORMATION

                  Item 1. Legal Proceedings                                                         16

                  Item 6. Exhibits and Reports on Form 8-K                                          16


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 1997
                                  (unaudited)

--------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
--------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

182,453.91 sh.      Neodata Corporation,
                    10.00% Class A Convertible       12/27/90 &
                    Preferred Stock - Series 2*      09/30/92          $   337,945  $           1
10,607.78 sh.       Neodata Corporation,             12/27/90 &
                    Common Stock*                    09/30/92                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                           337,946              2        0.0%
--------------------------------------------------------------------------------------------------------------------------
27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91                9,905        529,190
--------------------------------------------------------------------------------------------------------------------------
                                                                             9,905        529,190        2.8
--------------------------------------------------------------------------------------------------------------------------
75,856 sh.          ar accessories group,
                    incorporated, Warrants
                    to Purchase Class B
                    Common Stock(2)*                 07/30/92              104,091              1
27,392 sh.          ar accessories group,
                    incorporated, Class A
                    Common Stock(2)*                 07/30/92              273,920        260,223
--------------------------------------------------------------------------------------------------------------------------
                                                                           378,011        260,224        1.4
--------------------------------------------------------------------------------------------------------------------------
$6,087,185          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            5,984,873      5,984,873
7,119.71 sh.        ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              711,971        962,347
489.27 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               48,927         48,927
510.83 sh.          ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               51,078         51,078
--------------------------------------------------------------------------------------------------------------------------
                                                                         6,796,849      7,047,225       36.9
--------------------------------------------------------------------------------------------------------------------------
$983,520            LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes
                    due 10/31/00(4)                  11/01/96              983,520        983,520
260,400 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621
27.28 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              545,599          4,799
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         4,125,741      3,584,941       18.7
--------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 1997
                                  (unaudited)

--------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
--------------------------------------------------------------------------------------------------------------------------
1,608 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              227,438         45,488

4,272 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(5)*                 12/28/94               60,492         10,568
--------------------------------------------------------------------------------------------------------------------------
                                                                           287,930         56,056        0.3
--------------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(6)                       05/24/95            1,374,644      1,374,644
11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common Stock*        05/24/95               82,955         82,955
--------------------------------------------------------------------------------------------------------------------------
                                                                         1,457,599      1,457,599        7.6
--------------------------------------------------------------------------------------------------------------------------
$3,934,080          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 01/19/03(7)*   01/25/96            3,819,626      2,680,167
407,659 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(8)*                 01/25/96               40,766              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         3,860,392      2,680,168       14.0
--------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (83.7% of net assets)       17,254,373     15,615,405       81.7
--------------------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$3,500,000          Cargill, Inc., 5.03%
                    Notes due 04/01/97               03/18/97            3,500,000      3,500,000
--------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (18.7% of net assets)                  3,500,000      3,500,000       18.3
--------------------------------------------------------------------------------------------------------------------------
     Total Investments (102.4% of net assets)                          $20,754,373    $19,115,405      100.0%
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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                                              1997            1996
                                                          ------------    ------------
ASSETS:

   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $17,254,373 and $17,244,123,
         respectively)                                    $ 15,615,405    $ 16,560,005
     Temporary investments, at amortized cost                3,500,000       3,797,256
                                                          ------------    ------------
       Total investments                                    19,115,405      20,357,261
   Cash and cash equivalents                                   330,642         272,543
   Accrued interest receivable                                 119,648         113,809
   Other assets                                                  2,637           7,648
                                                          ------------    ------------
     Total assets                                         $ 19,568,332    $ 20,751,261
                                                          ============    ============

LIABILITIES:

   Payable to affiliates (Notes 2, 3 and 4)               $     53,412    $     52,655
   Accounts payable and accrued liabilities                    461,564         479,745
   Distributions payable to partners                           393,690         393,690
                                                          ------------    ------------

     Total liabilities                                         908,666         926,090
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

   Managing General Partner                                    (36,167)        (24,512)
   Limited Partners (equivalent to $14.39
     and $15.28, respectively, per limited
     partnership unit based on 1,299,176
     units outstanding)                                     18,695,833      19,849,683
                                                          ------------    ------------

       Net assets                                           18,659,666      19,825,171
                                                          ------------    ------------

         Total liabilities and net assets                 $ 19,568,332    $ 20,751,261
                                                          ============    ============



             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                             1997            1996
                                                          -----------    -----------
INVESTMENT INCOME:

   Income:
     Interest                                             $   333,845    $   483,644
                                                          -----------    -----------

       Total investment income                                333,845        483,644
                                                          -----------    -----------


   Expenses:
     Investment advisory fees (Note 2)                         22,279         48,722
     Professional fees                                         53,007         46,532
     Fund administration fees (Note 3)                         35,843         35,843
     Administrative expenses (Note 3)                          20,276         20,276
     Independent General Partner fees
       and expenses (Note 4)                                   13,673         18,318
     Other expenses                                             5,732         14,756
                                                          -----------    -----------

       Total expenses                                         150,810        184,447
                                                          -----------    -----------

NET INVESTMENT INCOME                                         183,035        299,197
                                                          -----------    -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized loss on investments                              --     (3,539,416)
     Net change in unrealized (loss) gain
       on investments                                        (954,850)     3,682,821
                                                          -----------    -----------

          Net (loss) gain on investments                     (954,850)       143,405
                                                          -----------    -----------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                              $  (771,815)   $   442,602
                                                          ===========    ===========






             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                                            1997            1996
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (decrease) increase in net assets resulting from operations       $  (771,815)   $   442,602
   Adjustments to reconcile net (decrease) increase in net
     assets resulting from operations to net cash
     provided by operating activities:
       Accreted discount on portfolio investments                            (10,250)       (12,857)
       Change in assets and liabilities:
         Accrued interest receivable                                          (5,839)       (60,219)
         Other assets                                                          5,011         (4,131)
         Payable to affiliates                                                   757         13,322
         Accounts payable and accrued liabilities                            (18,181)        13,998
       Net realized loss on investments                                           --      3,539,416
       Net change in unrealized loss (gain)
          on investments                                                     954,850     (3,682,821)
                                                                         -----------    -----------
           Net cash provided by operating activities                         154,533        249,310
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                              --     (3,855,398)
   Proceeds from dispositions of portfolio investments                            --      1,320,711
   Sale of temporary investments, net                                        297,256      3,405,717
                                                                         -----------    -----------
     Net cash provided by investing activities                               297,256        871,030
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                      (393,690)      (426,438)
                                                                         -----------    -----------
     Net cash used in financing activities                                  (393,690)      (426,438)
                                                                         -----------    -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                           58,099        693,902

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       272,543        200,969
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                         $   330,642    $   894,871
                                                                         ===========    ===========




             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (unaudited)


                                                              1997            1996
                                                          ------------    ------------
Increase in net assets resulting from operations:
   Net investment income                                  $    183,035    $    951,907
   Net realized loss on investments                                 --      (3,948,869)
   Net change in unrealized (loss) gain
     on investments                                           (954,850)      2,591,211
                                                          ------------    ------------
       Net decrease in net assets
         resulting from operations                            (771,815)       (405,751)

Repurchase of limited partnership units                             --      (1,719,362)

Distributions to partners from -
   Net investment income                                      (183,035)     (1,174,520)
   Realized gain on investments                                     --        (498,482)
   Return of capital                                          (210,655)             --
                                                          ------------    ------------

     Total decrease in net assets                           (1,165,505)     (3,798,115)

Net assets:

   Beginning of period                                      19,825,171      23,623,286
                                                          ------------    ------------

   End of period (including no undistributed
     net investment income)                               $ 18,659,666    $ 19,825,171
                                                          ============    ============




             The accompanying notes to financial statements are an
                 integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                                                   1997                    1996
                                                                                 ---------              ---------
Per Unit Data:

   Investment income                                                             $     .25              $     .34
   Expenses                                                                           (.11)                  (.13)
                                                                                 ---------              ---------
     Net investment income                                                             .14                    .21

   Net realized loss on investments                                                      -                  (2.49)

   Net change in unrealized (loss) gain
     on investments                                                                   (.73)                  2.59

   Distributions declared to partners                                                 (.30)                  (.30)
                                                                                 ---------              ---------

     Net (decrease) increase in net asset value                                       (.89)                   .01

       Net asset value:
         Beginning of period                                                         15.28                  16.79
                                                                                 ---------              ---------
         End of period                                                           $   14.39              $   16.80
                                                                                 =========              =========

Ratios (annualized):
   Ratio of expenses to average net assets                                            3.13%                  3.12%
   Ratio of net investment income to
     average net assets                                                               3.80%                  5.06%

Number of limited partnership units at end of period                             1,299,176              1,407,244




             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of March 31, 1997 and the results of its operations, changes in net assets and its cash flows for the period then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1996.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $22,279 were paid by the Fund for the three months ended March 31, 1997.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $35,843 were paid by the Fund for the three months ended March 31, 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $20,276 for the three months ended March 31, 1997.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 1997 totaled $13,673.


5.       CONTINGENCIES

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's) Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 1997
                                  (unaudited)

Fund objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $429,373 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim.

         FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997 the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $17.3 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 83.7% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of March 31, 1997, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1997 repurchase offer will be mailed to the Limited Partners during October 1997. The actual redemption of tendered Units will occur on November 20, 1997.

         During the three months ended March 31, 1997, the Fund paid a cash distribution pertaining to the fourth quarter of 1996, in the amount of $393,690. The distribution for the first quarter of 1997 will be paid on May 15, 1997. Both of these quarterly distributions are equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

         The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1997 and subsequent years because all proceeds from dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies.

         See Note 5 to the financial statements for a discussion of litigation associated with the Canadian's Chapter 11 bankruptcy case. FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $183,035 for the three months ended March 31, 1997 as compared to net investment income of $299,197 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.21 to $.14 and the ratio of net investment income to average net assets decreased from 5.06% to 3.80% for the three months ended March 31, 1997 as compared to the corresponding period of the prior year.

         Net investment income for the three months ended March 31, 1997 decreased primarily as a result of a decrease in investment income. The decrease in net investment income was partially offset by a decrease in total expenses.

         Investment income decreased $149,799, or 31.0%, for the three months ended March 31, 1997, as compared to the corresponding period of the prior year. This decrease resulted primarily from the Atlas Environmental, Inc. ("Atlas") Chapter 11 bankruptcy filing and the related decision to discontinue accruing the interest due on the Atlas notes held by the Fund. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.68% of its Units during the fourth quarter of 1996.

         Total expenses decreased $33,637, or 18.2%, for the three months ended March 31, 1997 as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in investment advisory fees, Independent General Partner fees and expenses and other expenses. These decreases were partially offset by an increase in professional fees.

         The investment advisory fees paid to FCM decreased as a result of (i) the direct receipt by FCM of consulting fees from LMC Operating Corp. ("LMC"), one of the Fund's portfolio companies, (ii) the repurchase of Units by the Fund during the fourth quarter of 1996 and (iii) the realization during February 1996 of the loss on the Fund's Canadian's investment. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory are calculated.

         Independent General Partner fees and expenses declined because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and has not been replaced. Other expenses decreased primarily because of expenses incurred during the prior year in connection with the Canadian's bankruptcy proceedings. The increase in professional fees was primarily the result of legal and consulting fees incurred during the three months ended March 31, 1997 in connection with the Atlas bankruptcy proceedings.

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

         As of December 31, 1996, the Fund had recorded $1,601,626 of unrealized gain and $2,285,744 of unrealized loss on investments. Therefore, as of December 31, 1996, the Fund had recorded a total net unrealized loss on investments of $684,118.

         The net increase in unrealized gain (loss) of investments during the three months ended March 31, 1997 and the cumulative net unrealized gain on investments as of March 31, 1997, consisted of the following components:

                                                                 Unrealized Gain (Loss) Recorded
                                                                 -------------------------------
                                                             During the Three
                                                               Months Ended                  As of
          Portfolio Company                                   March 31, 1997            March 31, 1997
------------------------------------                         ---------------            --------------
Neodata                                                       $           -            $   (337,944)
KEMET                                                             (115,269)                 519,285
ar accessories                                                    (852,283)                (117,787)
Elgin / ENI                                                         17,800                  250,376
LMC                                                                      -                 (540,800)
MTI                                                                 (5,098)                (231,874)
Atlas                                                                    -               (1,180,224)
                                                                 ---------              -----------
                                                                 $(954,850)             $(1,638,968)
                                                                 =========              ===========

         The Neodata Corporation ("Neodata") stock was written down to a negligible amount during 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt previously provided for the accrual, rather than current payment, of interest, the company's debt has grown to a level which exceeds the Fund's valuation.

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $18.9375 (an average of the closing bid and ask prices) on March 31, 1997. This price is down from the closing price of $23.0625 on December 31, 1996. Based on the $18.9375 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at March 31, 1997 had a market value of $529,190.

         ar accessories group, incorporated ("AAG") reported significantly reduced earnings and cash flow from operations for its most recent fiscal year. In addition, the price earnings ratios of comparable companies in its industry have declined recently. As a result of these factors, the AAG warrants and common stock were written down in value by $852,283 at March 31, 1997.

         The ENI Holding Corp. preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that has accrued with respect to the preferred stock.

         LMC experienced significant operating problems after the Fund acquired its LMC investment during 1994 and the Fund was involved in a restructuring of its LMC investment during 1995. In the restructuring, the Fund's existing LMC subordinated debt and warrants were converted into preferred stock and the Fund purchased $545,600 of new common stock. As a result of LMC's operational difficulties and the fact that the Fund's investment was converted from debt securities to equity securities, the Fund wrote its LMC investment down by $540,800 during 1995.

         The MTI common stock was written down in value during 1994 based upon an independent third party valuation of the company that was obtained by MTI's management. During August 1996, MTI consummated a financial restructuring pursuant to which a substantial amount of its corporate debt was converted to equity. In the restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's valuation of its MTI investment was increased by $22,990 following the restructuring based upon an analysis of MTI's earnings and cash flows. The Fund's valuation was reduced by $5,098 at March 31, 1997 based upon MTI's reported results for 1996.

         The companies that Atlas acquired during 1996 with the proceeds of the Fund's subordinated debt investment have not performed as well as expected. As a result, Atlas defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the quarterly interest payments that were due on the Fund's subordinated debt, beginning in July 1996. In accordance with the intercreditor agreement between the Fund and the Bank of New York, the bank could block payments on the Fund for up to 180 days.

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

         As a result of these developments, the Fund stopped accruing interest on its Atlas investment affective April 20, 1996 and recorded a $1,180,224 writedown in the carrying value of the investment during the fourth quarter of 1996.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings pending directly against the Fund.

         As discussed in prior filings, a class action lawsuit was filed during 1994 against PaineWebber and a number of its affiliates concerning the sale of various limited partnership and other direct investment programs, including the offering of the Units.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed to in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have recently appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits and Reports to be filed:

                  Exhibit No.           Description

                      11.1 Statement of Computation of Net Investment Income Per Limited
                                        Partnership Unit.

                      27.1              Financial Data Schedule.


         (b) The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1997.

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


                                 Fiduciary Capital Partners, L.P.
                                 (Registrant)


                                 By: FCM Fiduciary Capital Management Company
                                     Managing General Partner


Date: May 12, 1997                   By:  /s/ Donald R. Jackson
                                          ---------------------
                                          Donald R. Jackson
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                Description                                                             Page

         11.1              Statement  of  Computation  of Net  Investment  Income  Per  Limited
                           Partnership Unit.

         27.1              Financial Data Schedule.


