Form 10-Q
period 1997-06-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1997-08-13
CIK 841687

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1997
                              -------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

Commission file number       0-17737
                      ---------------------------------------------------------


                        Fiduciary Capital Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                             86-0653600
-----------------------                                 ----------------
(State of organization)                                 (I.R.S. Employer
                                                        Identification No.)



   410 17th Street
     Suite 400
  Denver, Colorado                                              80202
 ---------------------                                        ----------
 (Address of principal                                        (Zip Code)
 executive offices)


       Registrant's telephone number, including area code (800) 866-7607
                                                          --------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ].

                       Fiduciary Capital Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended June 30, 1997




                               Table of Contents


                                                                              Page
                                                                              ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                    3

                             Schedule of Investments -
                             June 30, 1997                                       3

                             Balance Sheets - June 30, 1997 and
                             December 31, 1996                                   5

                             Statements of Operations for the three
                             months ended June 30, 1997 and 1996                 6

                             Statements of Operations for the six
                             months ended June 30, 1997 and 1996                 7

                             Statements of Cash Flows for the six
                             months ended June 30, 1997 and 1996                 8

                             Statements of Changes in Net Assets for
                             the six months ended June 30, 1997 and
                             for the year ended December 31, 1996                9

                             Selected Per Unit Data and Ratios                   10

                             Notes to Financial Statements                       11

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                          13


  Part II.        OTHER INFORMATION

                  Item 1.    Legal Proceedings                                   18

                  Item 5.    Other Information                                   18

                  Item 6.    Exhibits and Reports on Form 8-K                    19

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       FIDUCIARY CAPITAL PARTNERS, L.P.

                           SCHEDULE OF INVESTMENTS

                                JUNE 30, 1997
                                 (Unaudited)


------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                             Investment          Amortized                    % of Total
Shares              Investment                         Date               Cost         Value        Investments
------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

182,453.91 sh.      Neodata Corporation,
                    10.00% Class A Convertible       12/27/90 &
                    Preferred Stock - Series 2*      09/30/92          $   337,945  $           1
10,607.78 sh.       Neodata Corporation,             12/27/90 &
                    Common Stock*                    09/30/92                    1              1
------------------------------------------------------------------------------------------------------------------------
                                                                           337,946              2        0.0%
------------------------------------------------------------------------------------------------------------------------
27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91                9,905        696,854
------------------------------------------------------------------------------------------------------------------------
                                                                             9,905        696,854        3.7
------------------------------------------------------------------------------------------------------------------------
75,856 sh.          ar accessories group,
                    incorporated, Warrants
                    to Purchase Class B
                    Common Stock(2)*                 07/30/92              104,091              1
27,392 sh.          ar accessories group,
                    incorporated, Class A
                    Common Stock(2)*                 07/30/92              273,920        260,223
------------------------------------------------------------------------------------------------------------------------
                                                                           378,011        260,224        1.4
------------------------------------------------------------------------------------------------------------------------
$6,087,185          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            5,991,279      5,991,279
7,119.71 sh.        ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              711,971        980,146
489.27 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               48,927        633,980
510.83 sh.          ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               51,078        607,222
------------------------------------------------------------------------------------------------------------------------
                                                                         6,803,255      8,212,627       44.0
------------------------------------------------------------------------------------------------------------------------
$1,538,116          LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes
                    due 10/31/00(4)                  11/01/96            1,538,116      1,538,116
260,400 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621
27.28 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              545,599          4,799
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
------------------------------------------------------------------------------------------------------------------------
                                                                         4,680,337      4,139,537       22.1
------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 JUNE 30, 1997
                                  (unaudited)


------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
------------------------------------------------------------------------------------------------------------------------
1,608 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              227,438         45,488

4,272 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(5)*                 12/28/94               60,492         10,568
------------------------------------------------------------------------------------------------------------------------
                                                                           287,930         56,056        0.3
------------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(6)                       05/24/95            1,378,853      1,378,853
11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common Stock*        05/24/95               82,955         82,955
------------------------------------------------------------------------------------------------------------------------
                                                                         1,461,808      1,461,808        7.8
------------------------------------------------------------------------------------------------------------------------
$3,934,080          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 1/19/03(7)*    01/25/96            3,819,626        965,103
407,659 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(8)*                 01/25/96               40,766              1
------------------------------------------------------------------------------------------------------------------------
                                                                         3,860,392        965,104        5.2
------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (87.0% of net assets)       17,819,584     15,792,212       84.5
------------------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$2,900,000          Ford Motor Credit
                    Corporation, 5.24%
                    Notes due 7/02/97                06/18/97            2,899,579      2,899,579
------------------------------------------------------------------------------------------------------------------------
     Total Temporary Investments (16.0% of net assets)                   2,899,579      2,899,579       15.5
------------------------------------------------------------------------------------------------------------------------
     Total Investments (103.0% of net assets)                          $20,719,163    $18,691,791      100.0%
========================================================================================================================

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

                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                                    1997            1996
                                                ------------    ------------
ASSETS:

   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $17,819,584 and $17,244,123,
         respectively)                          $ 15,792,212    $ 16,560,005
     Temporary investments, at amortized cost      2,899,579       3,797,256
                                                ------------    ------------
       Total investments                          18,691,791      20,357,261
   Cash and cash equivalents                         232,555         272,543
   Accrued interest receivable                       124,725         113,809
   Other assets                                       45,662           7,648
                                                ------------    ------------
     Total assets                               $ 19,094,733    $ 20,751,261
                                                ============    ============

LIABILITIES:

   Payable to affiliates (Notes 2, 3 and 4)     $     61,778    $     52,655
   Accounts payable and accrued liabilities          485,133         479,745
   Distributions payable to partners                 393,690         393,690
                                                ------------    ------------

     Total liabilities                               940,601         926,090
                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

   Managing General Partner                          (41,222)        (24,512)
   Limited Partners (equivalent to $14.01
     and $15.28, respectively, per limited
     partnership unit based on 1,299,176
     units outstanding)                           18,195,354      19,849,683
                                                ------------    ------------

       Net assets                                 18,154,132      19,825,171
                                                ------------    ------------

         Total liabilities and net assets       $ 19,094,733    $ 20,751,261
                                                ============    ============



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)



                                                           1997          1996
                                                        ---------     ---------
INVESTMENT INCOME:

   Income:
     Interest                                           $ 336,462     $ 496,579
                                                        ---------     ---------

       Total investment income                            336,462       496,579
                                                        ---------     ---------


   Expenses:
     Investment advisory fees (Note 2)                     44,135        41,888
     Professional fees                                     22,957        35,092
     Fund administration fees (Note 3)                     35,842        35,842
     Administrative expenses (Note 3)                      20,277        20,277
     Independent General Partner fees
       and expenses (Note 4)                               11,023        13,625
     Other expenses                                         7,099        14,449
                                                        ---------     ---------

       Total expenses                                     141,333       161,173
                                                        ---------     ---------

NET INVESTMENT INCOME                                     195,129       335,406
                                                        ---------     ---------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain on investments                      81,429          --
     Net change in unrealized loss
       on investments                                    (388,403)      (52,061)
                                                        ---------     ---------

          Net loss on investments                        (306,974)      (52,061)
                                                        ---------     ---------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                            $(111,845)    $ 283,345
                                                        =========     =========




             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)



                                                        1997            1996
                                                    -----------     -----------
INVESTMENT INCOME:

   Income:
     Interest                                       $   670,307     $   980,223
                                                    -----------     -----------

       Total investment income                          670,307         980,223
                                                    -----------     -----------


   Expenses:
     Investment advisory fees (Note 2)                   66,414          90,610
     Professional fees                                   75,964          81,624
     Fund administration fees (Note 3)                   71,685          71,685
     Administrative expenses (Note 3)                    40,553          40,553
     Independent General Partner fees
       and expenses (Note 4)                             24,696          31,943
     Other expenses                                      12,831          29,205
                                                    -----------     -----------

       Total expenses                                   292,143         345,620
                                                    -----------     -----------

NET INVESTMENT INCOME                                   378,164         634,603
                                                    -----------     -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments             81,429      (3,539,416)
     Net change in unrealized (loss) gain
       on investments                                (1,343,253)      3,630,760
                                                    -----------     -----------

          Net (loss) gain on investments             (1,261,824)         91,344
                                                    -----------     -----------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                        $  (883,660)    $   725,947
                                                    ===========     ===========



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)


                                                                        1997           1996
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (decrease) increase in net assets resulting from operations   $  (883,660)   $   725,947
   Adjustments to reconcile net (decrease) increase in net
     assets resulting from operations to net cash
     provided by operating activities:
       Accreted discount on portfolio investments                        (20,864)       (27,106)
       Change in assets and liabilities:
         Accrued interest receivable                                     (10,916)       (56,077)
         Other assets                                                    (38,014)           511
         Payable to affiliates                                             9,123        (12,032)
         Accounts payable and accrued liabilities                          5,388         14,678
       Net realized (gain) loss on investments                           (81,429)     3,539,416
       Net change in unrealized loss (gain)
          on investments                                               1,343,253     (3,630,760)
                                                                     -----------    -----------
           Net cash provided by operating activities                     322,881        554,577
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                    (554,596)    (4,400,998)
   Proceeds from dispositions of portfolio investments                    81,429      1,320,711
   Sale of temporary investments, net                                    897,677      3,498,739
                                                                     -----------    -----------
     Net cash provided by investing activities                           424,510        418,452
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                  (787,379)      (852,875)
                                                                     -----------    -----------
     Net cash used in financing activities                              (787,379)      (852,875)
                                                                     -----------    -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                  (39,988)       120,154

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   272,543        200,969
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                     $   232,555    $   321,123
                                                                     ===========    ===========









             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                  (unaudited)


                                                        1997            1996
                                                    ------------    ------------
Increase in net assets resulting from operations:
   Net investment income                            $    378,164    $    951,907
   Net realized gain (loss) on investments                81,429      (3,948,869)
   Net change in unrealized (loss) gain
     on investments                                   (1,343,253)      2,591,211
                                                    ------------    ------------
       Net decrease in net assets
         resulting from operations                      (883,660)       (405,751)

Repurchase of limited partnership units                     --        (1,719,362)

Distributions to partners from -
   Net investment income                                (378,164)     (1,174,520)
   Realized gain on investments                          (81,429)       (498,482)
   Return of capital                                    (327,786)           --
                                                    ------------    ------------

     Total decrease in net assets                     (1,671,039)     (3,798,115)

Net assets:

   Beginning of period                                19,825,171      23,623,286
                                                    ------------    ------------

   End of period (including no undistributed
     net investment income)                         $ 18,154,132    $ 19,825,171
                                                    ============    ============






             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (unaudited)


                                                         For the Three Months           For the Six Months
                                                             Ended June 30,               Ended June 30,
                                                       -------------------------     -------------------------
                                                          1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
Per Unit Data:

   Investment income                                   $      .26     $      .35     $      .51     $      .69
   Expenses                                                  (.11)          (.11)          (.22)          (.24)
                                                       ----------     ----------     ----------     ----------
     Net investment income                                    .15            .24            .29            .45

   Net realized gain (loss) on investments                    .06           --              .06          (2.49)

   Net change in unrealized (loss) gain
     on investments                                          (.29)          (.04)         (1.02)          2.55

   Distributions declared to partners                        (.30)          (.30)          (.60)          (.60)
                                                       ----------     ----------     ----------     ----------

     Net decrease in net asset value                         (.38)          (.10)         (1.27)          (.09)

       Net asset value:
         Beginning of period                                14.39          16.80          15.28          16.79
                                                       ----------     ----------     ----------     ----------
         End of period                                 $    14.01     $    16.70     $    14.01     $    16.70
                                                       ==========     ==========     ==========     ==========

Ratios (annualized):
   Ratio of expenses to average net assets                   3.07%          2.74%          3.09%          2.93%
   Ratio of net investment income to
     average net assets                                      4.24%          5.69%          4.00%          5.38%

Number of limited partnership units at end of period    1,299,176      1,407,244      1,299,176      1,407,244




               The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of June 30, 1997 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1996.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $66,414 were paid by the Fund for the six months ended June 30, 1997.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $71,685 were paid by the Fund for the six months ended June 30, 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $40,553 for the six months ended June 30, 1997.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1997 totaled $24,696.


5.       CONTINGENCIES

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's) Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 JUNE 30, 1997
                                  (unaudited)

Fund objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $429,373 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date.

         FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1997, the Fund held portfolio investments in eight Managed Companies, with an aggregate cost of approximately $17.8 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 87.0% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and are subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of June 30, 1997, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

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

         During November 1996, the Fund agreed to provide up to $1,967,040 of additional subordinated debt to LMC Operating Corp. ("LMC"), of which $983,520 was advanced at that time. The Fund advanced an additional $554,596 during May and June 1997. This follow-on investment consists of 12% Senior Subordinated Revolving Notes due October 31, 2000.

         Other assets increased $38,014 from $7,648 at December 31, 1996 to $45,662 at June 30, 1997. This increase resulted primarily from deferred legal fees incurred in connection with a proposal pursuant to which the Fund's Units would be exchanged for shares in a newly-formed Delaware Business Trust that would operate as a business development company and make investments in the same manner as the Fund has in the past. The primary reasons for this proposed exchange would be to provide liquidity to the Fund's investors through the listing of the shares of the Trust on the American Stock Exchange and simplified tax reporting.

         There is considerable uncertainty as to whether the exchange will ultimately be proposed and/or approved. There are numerous business, legal and regulatory issues which are currently being addressed. Once this analysis is completed, FCM will be in a position to decide whether or not to pursue the proposal and solicit the required approvals of the Fund's General Partners and investors.

         During the six months ended June 30, 1997, the Fund paid cash distributions pertaining to the fourth quarter of 1996 and the first quarter of 1997, each in the amount of $393,690. The distribution for the second quarter of 1997 will be paid on August 14, 1997.

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


RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $195,129 for the three months ended June 30, 1997 as compared to net investment income of $355,406 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.24 to $.15 and the ratio of net investment income to average net assets decreased from 5.69% to 4.24% for the three months ended June 30, 1997 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $378,164 for the six months ended June 30, 1997 as compared to net investment income of $634,603 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.45 to $.29 and the ratio of net investment income to average net assets decreased from 5.38% to 4.00% for the six months ended June 30, 1997 as compared to the corresponding period of the prior year.

         Net investment income for both the three and six month periods ended June 30, 1997 decreased primarily as a result of a decrease in investment income. The decreases in net investment income were partially offset by decreases in total expenses.

         Investment income decreased $160,117 and $309,916, or 32.2% and 31.6%, for the three and six month periods ended June 30, 1997, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the Atlas Environmental, Inc. ("Atlas") Chapter 11 bankruptcy filing and the related decision to discontinue accruing the interest due on the Atlas notes held by the Fund. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.68% of its Units during the fourth quarter of 1996.

         Total expenses decreased $19,840 and $53,477, or 12.3% and 15.5%, for the three and six month periods ended June 30, 1997 as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in Independent General Partner fees and expenses, professional fees and other expenses. In addition, for the six months ended June 30, 1997 there was a decrease in investment advisory fees.

         Independent General Partner fees and expenses declined because one of the Fund's three Independent General Partners resigned and had not yet been replaced as of June 30, 1997. Professional fees and other expenses decreased primarily because of legal fees and expenses incurred during the prior year in connection with the Canadian's bankruptcy proceedings.

         The investment advisory fees paid to FCM decreased primarily as a result of the direct receipt by FCM of consulting fees from LMC, one of the Fund's portfolio companies during the first quarter of 1996. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies.

Net Realized Gain on Investments

         The net realized gain for the three and six month periods ended June 30, 1997 resulted from the recognition of additional gain from the sale of the Fund's investment in Huntington Holdings, Inc. ("Huntington").

         During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996, with the balance held by the buyer in escrow. A portion of the escrowed funds was used to pay various transaction expenses and the Fund received additional distributions of $19,920 and $81,429 during September 1996 and May 1997, respectively. The remaining balance will continue to be held in escrow until February 1998 to be available to fund any contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. The Fund recognized realized gains of $1,236,821 and $81,429 from this transaction during 1996 and the second quarter of 1997, respectively. Additional gain will be recognized if, and when, the Fund actually receives a distribution of any of the remaining escrowed funds.

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

         The net increase in unrealized loss on investments during the three and six month periods ended June 30, 1997 and the cumulative net unrealized loss on investments as of June 30, 1997, consisted of the following components:

                                         Unrealized Gain (Loss) Recorded
                                         -------------------------------

                                During the Three   During the Six
                                  Months Ended     Months Ended       As of
     Portfolio Company           June 30, 1997     June 30, 1997   June 30, 1997
-----------------------------    ---------------  ---------------  -------------
Neodata                          $       --       $       --       $   (337,944)
KEMET                                 167,665           52,395          686,949
ar accessories                           --           (852,283)        (117,787)
Elgin / ENI                         1,158,996        1,176,796        1,409,372
LMC                                      --               --           (540,800)
MTI                                      --             (5,098)        (231,874)
Atlas                              (1,715,064)      (1,715,064)      (2,895,288)
                                 ------------     ------------     ------------
                                 $   (388,403)    $ (1,343,254)    $ (2,027,372)
                                 ============     ============     ============

         The Neodata Corporation ("Neodata") stock was written down to a negligible amount during 1995. The Partnership has consistently valued this investment based upon a multiple of Neodata's cash flow. Because Neodata's long-term debt previously provided for the accrual, rather than current payment, of interest, the company's debt has grown to a level which exceeds the Fund's valuation.

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $24.9375 (an average of the closing bid and ask prices) on June 30, 1997. This price is up from the closing prices of $23.0625 on December 31, 1996 and $18.9375 on March 31, 1997. Based on the $24.9375 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at June 30, 1997 had a market value of $696,854.

         ar accessories group, incorporated ("AAG") reported significantly reduced earnings and cash flow from operations for its most recent fiscal year. In addition, the price earnings ratios of comparable companies in its industry have declined recently. As a result of these factors, the AAG warrants and common stock were written down in value by $852,283 at March 31, 1997.

         During June 1997, the Fund received a formal written offer from ENI Holding Corp. ("ENI") management to repay the Fund's subordinated debt, redeem the Fund's preferred stock and purchase the Fund's Class B common stock and warrants. The offer was contingent on management's ability to secure adequate financing on satisfactory terms. As a result of this offer, the Fund wrote the Class B common stock and warrants up in value at June 30, 1997 by $1,141,197 to an amount equal to 80% of the price offered by management. In addition, the ENI preferred stock is being written up in value quarterly to reflect the amount of the cumulative 10% preferential dividend that has accrued with respect to the preferred stock.

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

         As a result of these developments, the Fund stopped accruing interest on its Atlas investment effective April 20, 1996 and recorded writedowns of $1,180,224 and $1,715,064 in the carrying value of the investment during the fourth quarter of 1996 and the second quarter of 1997, respectively.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There are no material legal proceedings pending against the Fund.

         As discussed in prior filings, on October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's) Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $429,373 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date.

         As discussed in prior filings, a class action lawsuit was filed during 1994 against PaineWebber and a number of its affiliates concerning the sale of various limited partnership and other direct investment programs, including the offering of the Units.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement was agreed to in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have recently appealed the District Court's approval to the Unites States Court of Appeals for the Second Circuit.

Item 5.  Other Information

         Prior to 1996, the Fund had three Individual General Partners ("IGPs"), Norman J. Peer, Robert H. Arnold and E. Bruce Fredrikson. Mr. Arnold resigned from his position as an IGP on November 20, 1996. On July 30, 1997, Messrs. Peer and Fredrikson elected two new IGPs, Mark A. Sargent and Phillip Siegel. Immediately following the election of the new IGPs, Mr. Peer submitted his resignation.

         Information regarding the two new IGPs is as follows:

         Mark A. Sargent, age 46, is the Dean and a Professor of Law at Villanova University School of Law. From 1989 to 1997, he was a Professor of Law at the University of Maryland School of Law, and served as Associate Dean from 1995 to 1997. Mr. Sargent is also currently a member of the editorial boards for several business law publications, a consultant on corporate and securities law matters, and an arbitrator for disputes in the securities industry. Mr. Sargent has a bachelors degree from Wesleyan University, a masters degree in history from Cornell University and a J.D. degree from Cornell Law School.

         Phillip Siegel, age 54, is a Vice President and Chief Financial Officer of Health Management Systems, Inc. From 1993 until May 1996, Mr. Siegel was an independent business consultant. He served as senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial Officer of Sherwood Group and Sherwood Securities. From 1972 through 1987, Mr. Siegel served in various senior executive capacities for the American subsidiary of Reuters Limited, PLC, including as Vice President for Acquisitions, as Vice President and General Counsel, and as the senior financial officer. Mr. Seigel is a director of WestPoint Stevens, Inc. (and a member of its compensation committee and chairman of its audit committee).


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits and Reports to be filed:

                  Exhibit No.    Description
                  -----------    -----------

                      11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

                      19.1       Reports Furnished to Securities Holders.

                      27.1       Financial Data Schedule.


         (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1997.

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


                                 Fiduciary Capital Partners, L.P.
                                 (Registrant)


                                 By: FCM Fiduciary Capital Management Company
                                     Managing General Partner


Date: August 12, 1997                By: /s/ Donald R. Jackson
                                         --------------------------------------
                                         Donald R. Jackson
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------
   11.1           Statement of Computation of Net Investment
                  Income Per Limited Partnership Unit.

   19.1           Reports Furnished to Securities Holders.

   27.1           Financial Data Schedule.