Form 10-Q
period 1997-09-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1997-11-10
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1997
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number       0-17737
                       ---------------------------------------------------------

                        Fiduciary Capital Partners, L.P.
             (Exact name of registrant as specified in its charter)


      Delaware                                                   86-0653600
-----------------------                                      -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)


    410 17th Street
      Suite 400
  Denver, Colorado                                                  80202
---------------------                                             ----------
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

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1997

                                Table of Contents

                                                                        Page
Part I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements (unaudited)                      3

                    Schedule of Investments -
                    September 30, 1997                                    3

                    Balance Sheets - September 30, 1997 and
                    December 31, 1996                                     5

                    Statements of Operations for the three months
                    ended September 30, 1997 and 1996                     6

                    Statements of Operations for the nine months
                    ended September 30, 1997 and 1996                     7

                    Statements of Cash Flows for the nine months
                    ended September 30, 1997 and 1996                     8

                    Statements of Changes in Net Assets for
                    the nine months ended September 30, 1997
                    and for the year ended December 31, 1996              9

                    Selected Per Unit Data and Ratios                     10
                    Notes to Financial Statements                         11

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                            13


Part II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                     19

         Item 6.    Exhibits and Reports on Form 8-K                      19

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
--------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91           $    9,905    $   853,165
--------------------------------------------------------------------------------------------------------------------------
                                                                             9,905        853,165        4.5%
--------------------------------------------------------------------------------------------------------------------------
75,856 sh.          AR Accessories Group,
                    Inc., Warrants to
                    Purchase Class B
                    Common Stock(2)*                 07/30/92              104,091              1
27,392 sh.          AR Accessories Group,
                    Inc., Class A Common
                    Stock(2)*                        07/30/92              273,920        260,223
--------------------------------------------------------------------------------------------------------------------------
                                                                           378,011        260,224        1.3
--------------------------------------------------------------------------------------------------------------------------
$6,087,185          Elgin National Industries, Inc.,
                    13.00% Senior Subordinated
                    Notes due 9/01/01(3)             09/24/93            5,997,905      5,997,905
7,119.71 sh.        ENI Holding Corp.,
                    10.00% Preferred Stock
                    due 12/31/01                     09/24/93              711,971        997,945
489.27 sh.          ENI Holding Corp.,
                    Class B Common Stock*            09/24/93               48,927        633,980
510.83 sh.          ENI Holding Corp.,
                    Warrants to Purchase Class B
                    Common Stock*                    09/24/93               51,078        607,222
--------------------------------------------------------------------------------------------------------------------------
                                                                         6,809,881      8,237,052       43.3
--------------------------------------------------------------------------------------------------------------------------
$1,931,524          LMC Operating Corp.,
                    12.00% Senior Subordinated
                    Revolving Notes
                    due 10/31/00(4)                  11/01/96            1,931,524      1,931,524
260,400 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621
27.28 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              545,599          4,799
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         5,073,745      4,532,945       23.8
--------------------------------------------------------------------------------------------------------------------------

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               SEPTEMBER 30, 1997
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
--------------------------------------------------------------------------------------------------------------------------
1,608 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              227,438         59,581

4,278 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(5)*                 12/28/94               60,492         27,763
--------------------------------------------------------------------------------------------------------------------------
                                                                           287,930         87,344        0.5
--------------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(6)                       05/24/95            1,383,220      1,383,220

11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants
                    to Purchase Common Stock*        05/24/95               82,955         82,955
--------------------------------------------------------------------------------------------------------------------------
                                                                         1,466,175      1,466,175        7.7
--------------------------------------------------------------------------------------------------------------------------
$3,934,080          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 1/19/03(7)*    01/25/96            3,819,626              1

407,659 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(8)*                 01/25/96               40,766              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         3,860,392              2        0.0
--------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (89.4% of net assets)       17,886,039     15,436,907       81.1
--------------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$3,600,000          Ford Motor Credit
                    Corporation, 5.23%
                    Notes due 10/01/97               09/16/97            3,600,000      3,600,000
--------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (20.9% of net assets)                  3,600,000      3,600,000       18.9
--------------------------------------------------------------------------------------------------------------------------
     Total Investments (110.3% of net assets)                          $21,486,039    $19,036,907      100.0%
==========================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) Amity Leather Products Co. changed its corporate name to AR Accessories Group, Inc. during 1996.
(3) The notes will amortize in eight equal quarterly installments of $760,898 commencing on November 30, 1999.
(4) The Fund has committed to provide up to $1,967,040 of subordinated debt financing pursuant to the terms of these notes.
(5) The warrants have exercise prices of $19.30 per share (1,277 shares) and $34.30 per share (3,001 shares).
(6) The notes will amortize in three equal annual installments of $486,667 commencing on May 24, 2000.
(7) The notes will amortize in five equal annual installments of $786,816 com-mencing on January 19, 1999. The accrual of interest on the notes was dis-continued by the Fund effective April 20, 1996.
(8) The Atlas Environmental, Inc. common stock trades over the counter on a limited basis with quotations provided via the OTC Bulletin Board. The warrants have an exercise price of $8.00 per share.
*    Non-income producing security.

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)


                                                                      1997           1996
                                                                  ------------    ------------
ASSETS:

     Investments:
         Portfolio investments, at value:
              Managed companies (amortized cost -
                 $17,886,039 and $17,244,123
                 respectively)                                    $ 15,436,907    $ 16,560,005
         Temporary investments, at amortized cost                    3,600,000       3,797,256
                                                                  ------------    ------------
              Total investments                                     19,036,907      20,357,261
     Cash and cash equivalents                                         326,741         272,543
     Accrued interest receivable                                       146,402         113,809
     Other assets                                                       32,769           7,648
                                                                  ------------    ------------
         Total assets                                             $ 19,542,819    $ 20,751,261
                                                                  ============    ============

LIABILITIES:

     Payable to affiliates (Notes 2, 3 and 4)                     $     84,908    $     52,655
     Accounts payable and accrued liabilities                          489,127         479,745
     Distributions payable to partners                               1,705,989         393,690
                                                                  ------------    ------------

         Total liabilities                                           2,280,024         926,090
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

     Managing General Partner                                          (50,136)        (24,512)
     Limited Partners (equivalent to $13.33
         and $15.28, respectively, per limited
         partnership unit based on 1,299,176 units outstanding)     17,312,931      19,849,683
                                                                  ------------    ------------

              Net assets                                            17,262,795      19,825,171
                                                                  ------------    ------------

                 Total liabilities and net assets                 $ 19,542,819    $ 20,751,261
                                                                  ============    ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)



                                                      1997           1996
                                                   -----------    -----------
INVESTMENT INCOME:

     Income:
         Interest                                  $   357,418    $   491,818
                                                   -----------    -----------

              Total investment income                  357,418        491,818
                                                   -----------    -----------


     Expenses:
         Investment advisory fees (Note 2)              38,671         41,887
         Professional fees                              72,453         30,332
         Fund administration fees (Note 3)              35,843         35,843
         Administrative expenses (Note 3)               20,275         20,275
         Independent General Partner fees
              and expenses (Note 4)                     21,098         12,693
         Other expenses                                  9,335          9,048
                                                   -----------    -----------

              Total expenses                           197,675        150,078
                                                   -----------    -----------
NET INVESTMENT INCOME                                  159,743        341,740
                                                   -----------    -----------

REALIZED AND UNREALIZED
     GAIN (LOSS) ON INVESTMENTS:

         Net realized gain (loss) on investments     1,076,669       (409,453)
         Net change in unrealized (loss) gain
              on investments                          (421,760)        46,029
                                                   -----------    -----------
Net gain (loss) on investments                         654,909       (363,424)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN NET ASSETS
     RESULTING FROM OPERATIONS                     $   814,652    $   (21,684)
                                                   ===========    ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                  1997           1996
                                               -----------    -----------
INVESTMENT INCOME:

   Income:
     Interest                                  $ 1,027,725    $ 1,472,041
                                               -----------    -----------

       Total investment income                   1,027,725      1,472,041
                                               -----------    -----------
   Expenses:
     Investment advisory fees (Note 2)             105,085        132,497
     Professional fees                             148,417        111,956
     Fund administration fees (Note 3)             107,528        107,528
     Administrative expenses (Note 3)               60,828         60,828
     Independent General Partner fees
       and expenses (Note 4)                        43,086         44,636
     Other expenses                                 24,873         38,253
                                               -----------    -----------

       Total expenses                              489,817        495,698
                                               -----------    -----------

NET INVESTMENT INCOME                              537,908        976,343
                                               -----------    -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments     1,158,098     (3,948,869)
     Net change in unrealized (loss) gain
       on investments                           (1,765,014)     3,676,789
                                               -----------    -----------

          Net loss on investments                 (606,916)      (272,080)
                                               -----------    -----------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                   $   (69,008)   $   704,263
                                               ===========    ===========

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)




                                                                        1997            1996
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (decrease) increase in net assets resulting from operations   $   (69,008)   $   704,263
   Adjustments to reconcile net (decrease) increase in net
     assets resulting from operations to net cash :
       Accreted discount on portfolio investments                        (31,857)       (41,864)
       Change in assets and liabilities:
         Accrued interest receivable                                     (32,593)      (194,068)
         Other assets                                                    (25,121)           368
         Payable to affiliates                                            32,253         (2,876)
         Accounts payable and accrued liabilities                         (3,500)         4,595
       Net realized (gain) loss on investments                        (1,158,098)     3,948,869
       Net change in unrealized loss (gain)
         on investments                                                1,765,014     (3,676,789)
                                                                     -----------    -----------
           Net cash provided by operating activities                     477,090        742,498
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                    (948,004)    (4,400,998)
   Proceeds from dispositions of portfolio investments                 1,508,925      1,340,631
   Sale of temporary investments, net                                    197,256      3,754,255
                                                                     -----------    -----------
     Net cash provided by investing activities                           758,177        693,888
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                (1,181,069)    (1,279,313)
                                                                     -----------    -----------
     Net cash used in financing activities                            (1,181,069)    (1,279,313)
                                                                     -----------    -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                       54,198        157,073

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   272,543        200,969
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                     $   326,741    $   358,042
                                                                     ===========    ===========

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                    AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                   (unaudited)


                                                        1997           1996
                                                    ------------    ------------
Increase in net assets resulting from operations:
   Net investment income                            $    537,908    $    951,907
   Net realized gain (loss) on investments             1,158,098      (3,948,869)
   Net change in unrealized (loss) gain
     on investments                                   (1,765,014)      2,591,211
                                                    ------------    ------------
       Net decrease in net assets
         resulting from operations                       (69,008)       (405,751)

Repurchase of limited partnership units                       --      (1,719,362)

Distributions to partners from -
   Net investment income                                (537,908)     (1,174,520)
   Realized gain on investments                       (1,170,979)       (498,482)
   Return of capital                                    (784,481)             --
                                                    ------------    ------------

     Total decrease in net assets                     (2,562,376)     (3,798,115)

Net assets:

   Beginning of period                                19,825,171      23,623,286
                                                    ------------    ------------

   End of period (including no undistributed
     net investment income)                         $ 17,262,795    $ 19,825,171
                                                    ============    ============

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)


                                                            For the Three Months   For the Nine Months
                                                            Ended September 30,    Ended September 30,
                                                            --------------------   -------------------
                                                              1997        1996      1997       1996
                                                            ---------  ---------  ---------  ---------
Per Unit Data:

   Investment income                                        $     .27  $     .35  $     .78  $    1.04
   Expenses                                                      (.15)      (.11)      (.37)      (.35)
                                                            ---------  ---------  ---------  ---------
     Net investment income                                        .12        .24        .41        .69

   Net realized gain (loss) on investments                        .82       (.29)       .88      (2.78)

   Net change in unrealized (loss) gain
     on investments                                              (.32)       .04      (1.34)      2.59

   Distributions declared to partners                           (1.30)      (.30)     (1.90)      (.90)
                                                            ---------  ---------  ---------  ---------

     Net decrease in net asset value                             (.68)      (.31)     (1.95)      (.40)

       Net asset value:
         Beginning of period                                    14.01      16.70      15.28      16.79
                                                            ---------  ---------  ---------  ---------
         End of period                                      $   13.33  $   16.39  $   13.33  $   16.39
                                                            =========  =========  =========  =========
Ratios (annualized):
   Ratio of expenses to average net assets                       4.47%      2.58%      3.53%      2.82%
   Ratio of net investment income to
     average net assets                                          3.61%      5.87%      3.88%      5.55%

Number of limited partnership units at end of period        1,299,176  1,407,244  1,299,176  1,407,244

              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of the Fund, necessary to fairly present the financial position of the Fund as of September 30, 1997 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1996.


2.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $105,085 were paid by the Fund for the nine months ended September 30, 1997.


3.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $107,528 were paid by the Fund for the nine months ended September 30, 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $60,828 for the nine months ended September 30, 1997.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 1997 totaled $43,086.


5.       CONTINGENCIES

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's") Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date. Beginning July 1, 1997, the Fund began accruing additional reserves at a 12%

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               SEPTEMBER 30, 1997
                                   (unaudited)

annualized rate, or $12,881 for the three months ended September 30, 1997.

         FCM believes that any potential liability to the Fund resulting from Canadian's outstanding sales tax liabilities will not have any material adverse effect on the Fund's financial condition, beyond the reserve that has been established.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Fund held portfolio investments in seven Managed Companies, with an aggregate cost of approximately $17.9 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 89.4% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and are subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

         As of September 30, 1997, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

         Pursuant to the terms of the Fund's periodic unit repurchase policy that was adopted by the Fund's Limited Partners during 1993, the Fund annually offers to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1997 repurchase offer was mailed to the Limited Partners on October 6, 1997. The actual redemption of tendered Units will occur on November 21, 1997.

         During November 1996, the Fund agreed to provide up to $1,967,040 of additional subordinated debt to LMC Operating Corp. ("LMC"), of which $983,520 was advanced at that time. The Fund advanced an additional $948,004 during 1997. This follow-on investment consists of 12% Senior Subordinated Revolving Notes due October 31, 2000.

         Accrued interest receivable increased $32,593 from $113,809 at December 31, 1996 to $146,402 at September 30, 1997. This increase resulted primarily from the accrued interest related to the additional LMC subordinated debt, which is discussed in the preceding paragraph.

         Other assets increased $25,121 from $7,648 at December 31, 1996 to $32,769 at September 30, 1997. This increase resulted primarily from an increase in prepaid insurance associated with a new liability insurance policy for the Fund's general partners.

         Payable to affiliates increased $32,253 from $52,655 at December 31, 1996 to $84,908 at September 30, 1997. This increase resulted primarily from the $32,500 annual premium that is payable with respect to the new liability insurance policy for the Fund's general partners.

         Distributions payable to partners increased $1,312,299 from $393,690 at December 31, 1996 to $1,705,989 at September 30, 1997. This increase represents the special distribution of proceeds from the sale of the Fund's Neodata Corporation ("Neodata") investment. This special distribution, which is equal to $1.00 per Unit, will be paid along with the regular quarterly distribution of $.30 per Unit on November 14, 1997 to investors of record on September 30, 1997.

         During the nine months ended September 30, 1997, the Fund paid cash distributions pertaining to the fourth quarter of 1996 and the first and second quarters of 1997, each in the amount of $393,690. These quarterly distributions were equal to $.30 per Unit and represent an annualized rate equal to 6.0% of contributed capital.

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


RESULTS OF OPERATIONS


Investment Income and Expenses

         The Fund's net investment income was $159,743 for the three months ended September 30, 1997 as compared to net investment income of $341,740 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.24 to $.12 and the ratio of net investment income to average net assets decreased from 5.87% to 3.61% for the three months ended September 30, 1997 as compared to the corresponding period of the prior year.

         The Fund's net investment income was $537,908 for the nine months ended September 30, 1997 as compared to net investment income of $976,343 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.69 to $.41 and the ratio of net investment income to average net assets decreased from 5.55% to 3.88% for the nine months ended September 30, 1997 as compared to the corresponding period of the prior year.

         Net investment income for the three months ended September 30, 1997 decreased both as a result of a decrease in investment income and an increase in total expenses. Net investment income for the nine months ended September 30, 1997 decreased primarily as a result of a decrease in investment income. The decrease in investment income for the nine months ended September 30, 1997 was partially offset by a small decrease in total expenses.

         Investment income decreased $134,400 and $444,316, or 27.3% and 30.2%, for the three and nine month periods ended September 30, 1997 as compared to the corresponding periods of the prior year. These decreases resulted primarily from the Atlas Environmental, Inc. ("Atlas") Chapter 11 bankruptcy filing and the related decision to discontinue accruing the interest due on the Atlas notes held by the Fund. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.68% of its Units during the fourth quarter of 1996.

         Total expenses increased $47,597, or 31.7%, for the three months ended September 30, 1997 as compared to the corresponding period of the prior year. This increase resulted primarily from increases in professional fees and Independent General Partner fees and expenses. These increases were partially offset by a decrease in investment advisory fees.

         Total expenses decreased $5,881, or 1.2%, for the nine months ended September 30, 1997 as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in investment advisory fees and other expenses. These decreases were partially offset by an increase in professional fees.

         Professional fees increased during both the three and nine month periods ended September 30, 1997 because of fees incurred in connection with the Fund's analysis of a proposal pursuant to which its Units would have been exchanged for shares in a newly-formed Delaware Business Trust. FCM has decided not to pursue this proposal at this time.

         Independent General Partner fees and expenses increased during the three months ended September 30, 1997 because the Fund was obligated to pay fees and expenses to both incoming and outgoing Independent General Partners during the transition period during which new Independent General Partners were being elected.

         The investment advisory fees paid to FCM decreased during both the three and nine month periods ended September 30, 1997, primarily as a result of the direct receipt by FCM of consulting fees from LMC, one of the Fund's portfolio companies during the first quarter of 1996 and as a result of the repurchase of Units during November 1996. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. The repurchase of Units decreased the amount of the Fund's available capital (as defined in the Partnership Agreement) which is the base with respect to which the investment advisory fees are calculated.

         Other expenses decreased during the nine months ended September 30, 1997 primarily as a result of consulting fees and expenses paid during 1996 in connection with the Canadian's bankruptcy proceedings.


Net Realized Gain on Investments

         The net realized gain for the three months ended September 30, 1997 consisted of a gain on sale of the Fund's Neodata investment and a realized loss on the Fund's Canadian's investment. The net realized gain for the nine months ended September 30, 1997 also included a gain from the sale of the Fund's investment in Huntington Holdings, Inc. ("Huntington").

         The Fund has owned an equity position in Neodata since 1990, which it acquired at a cost of $337,946. In addition, the Fund previously owned Neodata subordinated notes, which were prepaid during May 1993.

         During August 1997, Electronic Data Systems Corporation ("EDS") offered to purchase all of Neodata's stock that it did not already own. Hicks Muse, the owner of a controlling portion of Neodata's common stock, accepted the offer. The purchase by EDS closed on September 2, 1997. The Fund received $1,427,496 of cash proceeds from the sale of its Neodata stock, resulting in a realized gain of $1,089,550.

         Beginning July 1, 1997, the Fund began accruing additional Canadian's sale tax related reserves at a 12% annualized rate, or $12,881 for the three months ended September 30, 1997. This additional accrued amount was recorded as an additional realized loss in the Fund's Statements of Operations.

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

         Fair value for securities that are not traded in any liquid public markets or that are privately held are determined pursuant to valuation policies and procedures that have been approved by the Independent General Partners and are subject to their supervision. There is a range of values that are reasonable for such investments at any particular time. Each such investment is valued initially based upon its original cost to the Fund ("cost method"). The cost method is used until significant developments affecting the portfolio company provide a basis for use of an appraisal valuation. Appraisal valuations are based upon such factors as the portfolio company's earnings, cash flow and net worth, the market prices for similar securities of comparable companies and an assessment of the portfolio company's future financial prospects. In a case of unsuccessful operations, the appraisal may be based upon liquidation value. Appraisal valuations are necessarily subjective. The Fund also may use, when available, third-party transactions in a portfolio company's securities as the basis of valuation ("private market method"). The private market method is used only with respect to completed transactions or firm offers made by sophisticated, independent investors.

         As of December 31, 1996, the Fund had recorded $1,601,626 of unrealized gain and $2,285,744 of unrealized loss on investments. Therefore, as of December 31, 1996, the Fund had recorded a total net unrealized loss on investments of $684,118.

         The net increase in unrealized loss on investments during the three and nine month periods ended September 30, 1997 and the cumulative net unrealized loss on investments as of September 30, 1997, consisted of the following components:

                                                                 Unrealized Gain (Loss) Recorded
                                                                 -------------------------------
                                            During the Three         During the Nine
                                             Months Ended             Months Ended                 As of
          Portfolio Company                September 30, 1997      September 30, 1997     September 30, 1997
------------------------------------       ------------------      --------------------   ------------------
Unrealized net loss recorded during
   prior periods with respect to
   investments disposed of during
   the period                                   $   337,944            $   337,944            $         -
KEMET                                               156,311                208,706                843,260
ARA                                                      --               (852,283)              (117,787)
Elgin / ENI                                          17,799              1,194,595              1,427,171
LMC                                                      --                     --               (540,800)
MTI                                                  31,288                 26,190               (200,586)
Atlas                                              (965,102)            (2,680,166)            (3,860,390)
                                                -----------            -----------            -----------
                                                $  (421,760)           $(1,765,014)           $(2,449,132)
                                                ===========            ===========            ===========

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $30.53125 (an average of the closing bid and ask prices) on September 30, 1997. This price is up from the closing prices of $23.0625 on December 31, 1996 and $24.9375 on June 30, 1997. Based on the $30.53125 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at September 30, 1997 had a market value of $853,165.

         AR Accessories Group, Inc. ("ARA") reported significantly reduced earnings and cash flow from operations for its most recent fiscal year. In addition, the price earnings ratios of comparable companies in its industry have declined recently. As a result of these factors, the ARA warrants and common stock were written down in value by $852,283 at March 31, 1997.

         During June 1997, the Fund received a written offer from ENI Holding Corp. ("ENI") management to prepay the Fund's subordinated debt, redeem the Fund's preferred stock and purchase the Fund's Class B common stock and warrants. The offer, which was contingent on management's ability to secure adequate financing on satisfactory terms, was reviewed by all of the subordinated debt holders and rejected as inadequate. As a result of this offer, the Fund wrote the Class B common stock and warrants up in value at June 30, 1997 by $1,141,197 to an amount equal to 80% of the price offered by management. In recent weeks, ENI management has made an improved offer, which is currently under consideration and negotiation. In addition, the ENI preferred stock is being written up in value quarterly to reflect the accrual of the cumulative 10% preferential dividend.

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

         The MTI common stock was written down in value during 1994 based upon an independent third party valuation of the company that was obtained by MTI's management. During August 1996, MTI consummated a financial restructuring pursuant to which a substantial amount of its corporate debt was converted to equity. In the restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's valuation of its MTI investment was reduced by $5,098 at March 31, 1997 and increased by $31,288 at September 30, 1997 based upon an analysis of MTI's reported earnings and cash flows.

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

         During August 1996, Atlas entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. On November 5, 1996, the purchaser notified Atlas that it wanted to renegotiate the terms of the transaction, including a reduction in the purchase price. Atlas management was unable to reach a revised agreement with the purchaser and Atlas remained in default on its debt. On January 17, 1997, Atlas filed for Chapter 11 bankruptcy protection. Atlas is currently developing a plan of reorganization for submission to the bankruptcy court that provides for the continued operation of its businesses, including a series of strategic asset acquisitions and dispositions.

         As a result of these developments, the Fund stopped accruing interest on its Atlas investment effective April 20, 1996 and recorded writedowns of $1,180,224, $1,715,064 and $965,102 in the carrying value of the investment during the fourth quarter of 1996 and the second and third quarters of 1997, respectively. The remaining carrying value of the Fund's Atlas investment is $2.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings pending against the Fund.

         As discussed in prior filings, on October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, Inc. ("Canadian's") Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $429,373 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997, the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date. Beginning July 1, 1997, the Fund began accruing additional reserves at a 12% annualized rate, or $12,881 for the three months ended September 30, 1997.

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

         (a)      Exhibits and Reports to be filed:

                  Exhibit No.           Description

                      11.1 Statement of Computation of Net Investment Income Per Limited
                                        Partnership Unit.

                      19.1              Reports Furnished to Securities
                                        Holders.

                      27.1              Financial Data Schedule.


         (b) The Registrant filed one report on Form 8-K during the third quarter of the fiscal year ending December 31, 1997. The report was dated September 2, 1997, and was filed with the Securities and Exchange Commission on September 18, 1997, to report the sale of the Fund's Neodata stock and the amount and record date of the Fund's cash distribution for the third quarter of 1997.

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


                                  Fiduciary Capital Partners, L.P.
                                  (Registrant)


                                  By: FCM Fiduciary Capital Management Company
                                      Managing General Partner


Date: November 4, 1997                By:  /s/ Donald R. Jackson
                                           -------------------------------------
                                           Donald R. Jackson
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