Form 10-K
period 1997-12-31
FIDUCIARY CAPITAL PARTNERS L P
filed 1998-03-27
CIK 841687

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------------------

Commission file number 0-17737
                       ---------------------------------------------------------

                        Fiduciary Capital Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                                             86-0653600
          -----------------------                                                  -------------------
          (State of organization)                                                  (I.R.S. Employer
                                                                                   Identification No.)

        410 17th Street, Suite 400
            Denver, Colorado                                                             80202
        --------------------------                                                 -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                        Fiduciary Capital Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1997


                                Table of Contents


                                                                                                        Page
                                                                                                        ----
Part I
------

Item 1            Business................................................................................1
Item 2            Properties..............................................................................7
Item 3            Legal Proceedings.......................................................................7
Item 4            Submission of Matters to a Vote
                      of Security Holders.................................................................8


Part II
-------

Item 5            Market for Registrant's Common Equity
                      and Related Stockholder Matters.....................................................9
Item 6            Selected Financial Data................................................................10
Item 7            Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations .........................................................11
Item 8            Financial Statements and
                      Supplementary Data.................................................................F-1
Item 9            Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure...............................................................19


Part III
--------

Item 10           Directors and Executive Officers
                      of the Registrant .................................................................20
Item 11           Executive Compensation.................................................................23
Item 12           Security Ownership of Certain
                      Beneficial Owners and Management ..................................................23
Item 13           Certain Relationships and
                      Related Transactions ..............................................................24


Part IV
-------

Item 14           Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K............................................................25

                                     PART I


Item 1.  Business

General

         Fiduciary Capital Partners, L.P. (the "Fund" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on October 20, 1988. The managing general partner of the Fund is FCM Fiduciary Capital Management Company, a Delaware general partnership (the "Managing General Partner" or "FCM"). The independent general partners of the Fund are E. Bruce Fredrikson, Mark A. Sargent and Phillip Siegel (the "Independent General Partners"). (The Managing Partner and the Independent General Partners are collectively referred to herein as the "General Partners.")

         The general partners of the Managing General Partner are FCM Fiduciary Capital Corporation, a Delaware corporation, Mezzanine Capital Corporation, a Delaware corporation and an affiliate of PaineWebber Incorporated
("PaineWebber"), and Paul Bagley. Paul Bagley owns 100% of the stock of FCM Fiduciary Capital Corporation.

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

         Pursuant to the terms of the repurchase policy, the Fund annually offers to repurchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

         Repurchases of Units since the adoption of the plan are summarized as follows:

                                                     Units Repurchased                   Net Asset Value per Unit
                                            -----------------------------------          ------------------------
                                                                 Percentage
         Date of                                               of Outstanding                            Net of the
     Repurchase Offer                        Number                 Units                  Gross            2% Fee
     ----------------                       --------          -----------------          ---------        --------
     November 1993                          117,979                 6.54%                 $18.35           $17.98
     November 1994                          160,172                 9.49%                  18.41            18.04
     November 1995                          119,705                 7.84%                  19.67            19.28
     November 1996                          108,068                 7.68%                  15.91            15.59
     November 1997                           97,612                 7.51%                  13.97            13.69

         Each Fund's participation in the following portfolio investments is in proportion to the amount of capital that each Fund had available for investment at the time each investment was acquired. All amounts shown in this report with respect to investments represent only the Fund's proportionate share of the amounts involved.


Portfolio Investments

         As of December 31, 1997, the Fund held portfolio investments in six Managed Companies, with an aggregate cost of approximately $11.1 million. As of December 31, 1997, the Fund had no investments in Non-Managed Companies. Managed Companies are those to which significant managerial assistance is offered.

         The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies.

         During November 1996, the Fund agreed to provide up to $1,967,040 of additional subordinated debt to LMC Operating Corp. ("LMC"), of which $983,520 was advanced at that time. The Fund advanced the remaining $983,520 during 1997. This follow-on investment consists of 12% Senior Subordinated Revolving Notes due October 31, 2000.

         The Fund's subordinated debt investment in Elgin National Industries, Inc. ("Elgin") was prepaid during 1997. In addition, the Fund sold all of its Neodata Corporation ("Neodata") and ENI Holding Corp. ("ENI") stock and received a distribution from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington Holdings, Inc. ("Huntington") stock. The Fund received $10,721,487 in proceeds, including applicable prepayment premiums from these transactions, resulting in aggregate realized gains of $3,571,020. As discussed in Item 3 of this Report, "Legal Proceedings", the Fund also accrued an additional $25,762 during 1997 for legal costs and other possible payments that may be required in connection with the Canadian's Holdings, Inc. ("Canadian's Holdings") bankruptcy proceedings.


                          Follow-On Investments in 1997

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

         On November 1, 1996, the Fund agreed to provide up to $1,967,040 of subordinated debt to LMC, of which $983,520 was advanced on that date. The Fund advanced the remaining $983,520 during 1997. This follow-on investment consists of 12% Senior Subordinated Revolving Notes due October 31, 2000.

         On February 18, 1998, the Fund agreed to provide up to $551,000 of additional subordinated debt to LMC, of which $385,700 was advanced on that date. The remaining $165,300 was advanced during March 1998. This additional follow-on investment consists of 12% Senior Subordinated Revolving Notes due August 20, 1998.

         LMC, headquartered in Logan, Utah, is the leading U.S. manufacturer of low ground pressure track vehicles. These vehicles are used for construction, landscaping, infrastructure development and maintenance in remote locations, right-of-way cleanup, search and rescue, military troop deployment and snow grooming. Primary purchasers of the vehicles include construction and landscaping contractors, ski resorts, utility companies and various governmental agencies.


                  Dispositions of Portfolio Investments in 1997

         Huntington Holdings, Inc. During 1992, the Fund purchased subordinated notes and warrants to purchase common stock in Huntington. During February 1994, Huntington prepaid the subordinated notes that the Fund held.

         The Fund continued to hold the warrants to purchase common stock until 1996. During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996 with the balance held by the buyer in escrow. A portion of the escrowed funds was used to pay various transaction expenses and the Fund received additional distributions of $19,920 and $81,429 during September 1996 and May 1997, respectively. The Fund's share of the remaining escrow balance is approximately $85,000. The remaining balance of the escrow was required to be held until February 1998 to be available to fund any contingent purchase price adjustments, and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. During February 1998, the purchaser notified the sellers, including the Fund, of claims against the escrow account that totaled approximately 31% of the balance remaining in the escrow account. The sellers intend to object to these claims and the balance of the escrow account will not be released until these claims are resolved. Certain of the sellers' representations will survive for periods of time after the escrow account is released, which could result in the Fund being required to subsequently reimburse the buyer for certain costs and expenses.

         Huntington, headquartered in Huntington, Indiana, is one of the largest manufacturers and marketers of maintenance and cleaning chemicals in North America. Huntington produces a wide range of intermediate and final-stage cleansers, sterilants and disinfectants for use by hospitals, schools, nursing homes and various industries.

         Neodata Corporation During 1991, the Fund purchased subordinated notes in Neodata Services, Inc. ("Neodata Services") and warrants to purchase common stock of Neodata, the parent company of Neodata Services.

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

         During August 1997, Electronic Data Systems Corporation ("EDS") offered to purchase all of Neodata's stock that it did not already own. Hicks Muse, the owner of a controlling portion of Neodata's common stock, accepted the offer and the purchase by EDS closed on September 2, 1997. The Fund received $1,427,496 of cash proceeds from the sale of its Neodata stock.

         Neodata, headquartered in Louisville, Colorado, is the largest contract fulfillment company in the world and a leader in providing fulfillment and marketing services to the magazine publishing industry.

         Elgin National Industries, Inc. During 1993, the Fund invested $6,726,339 in Elgin and its parent company, ENI. The investment consisted of (a) $6,087,185 of Elgin's 13.00% Senior Subordinated Notes due September 1, 2001 with warrants to purchase common stock in ENI and (b) $711,971 of ENI 10.00% preferred stock and (c) $48,927 of ENI common stock.

         During June 1997, the Fund received a written offer from ENI management to prepay the Fund's subordinated debt, redeem the Fund's preferred stock and purchase the Fund's Class B common stock and warrants. The offer was reviewed by all of the subordinated debt holders, including the Fund, and rejected as inadequate.

         During August 1997, ENI management made an improved offer, which was revised and accepted by all of the subordinated debt holders, following a series of negotiations. The sale closed on November 5, 1997, with the Fund receiving $9,212,562 of sales proceeds, along with $438,070 of accrued interest and accumulated preferred stock dividends.

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

                           Other Portfolio Investments

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

         During 1994, the Fund exercised its warrants and sold a portion of the common stock, realizing total sales proceeds of $1,528,731. During 1995, the Fund sold additional shares of stock, realizing total additional sales proceeds of $3,903,055. KEMET also declared a two-for-one stock split during 1995. The Fund did not sell any additional shares during 1996 or 1997.

         The Fund has 27,944 shares of KEMET stock remaining as of December 31, 1997. The Fund's cost basis in its KEMET stock is approximately $.35 per share. At December 31, 1997, the stock closed at $19.3125 (an average of the closing bid and ask prices).

         KEMET, headquartered in Greenville, South Carolina, is a leading manufacturer and distributor of both solid tantalum and monolithic ceramic capacitors used as components in circuit boards.

         AR Accessories Group, Inc. ("ARA") During 1992, the Fund purchased subordinated notes, warrants to purchase Class B common stock and Class A common stock in Amity Leather Products, Co. (Amity Leather Products, Co. changed its name to AR Accessories Group, Inc. during 1996.) During August 1994, ARA prepaid the subordinated notes that the Fund held. The Fund continues to hold the Class A common stock and the warrants to purchase Class B common stock.

         During February 1998, ARA hired a crisis manager to assist in addressing significant declines in the company's sales and profits, which have occurred in recent years. The hiring of the crisis manager was precipitated by ARA's lenders, who have notified ARA of defaults under its credit lines and have demanded that ARA repay overadvances that were made during 1997.

         The Fund has been notified that ARA is considering a number of options for solving these problems, including a possible bankruptcy filing and the sale of the company, or certain of its operations.

         ARA manufactures men's and ladies' fine personal leather goods and distributes these products to department stores, mass merchandisers and company-owned Wallet Works stores. ARA markets its products under the brand names of Rolfs, Amity and LaGarde. Headquartered in West Bend, Wisconsin, the Company was founded in 1915 and was family-controlled prior to a management buyout in 1992.

         Mobile Technology, Inc. ("MTI") During 1991, the Fund purchased subordinated notes in MTI and various equity securities in MTI's parent company.

         The Fund stopped accruing interest on the MTI notes that it held, effective October 1, 1992. In January 1993, MTI commenced restructuring negotiations with its various lenders outside of bankruptcy proceedings. These restructuring negotiations were successfully completed and the restructuring was consummated during July 1994. Pursuant to the terms of the restructuring, the Fund and MTI's other subordinated lenders exchanged their subordinated notes for common stock.

         The Fund recognized a realized loss of $3,987,656 during 1994 as a result of the restructuring. The Fund also recorded an unrealized loss of $249,766 in the value of the stock as of December 31, 1994.

         During August 1996, MTI consummated a second financial restructuring pursuant to which a substantial amount of its remaining corporate debt was converted to equity. In this restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock.

         During January 1998, MTI entered into an agreement pursuant to which the company will be sold. If this proposed sale, which is scheduled to close during March 1998, is consummated at the expected price, the Fund will receive approximately $160,000 for its MTI common stock and warrants.

         MTI, headquartered in Los Angeles, California, is a provider of magnetic resonance imaging and computed tomography mobile shared-services.

         R.B.M. Precision Metal Products, Inc. ("RBM") On May 24, 1995, the Fund invested $1,430,800 in RBM. The investment consisted of $1,460,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

         RBM, headquartered in Colorado Springs, Colorado, is a manufacturer of precision sheet metal enclosures, chassis and assemblies for business machines.

         Atlas Environmental, Inc. ("Atlas") On January 25, 1996, the Fund invested $3,855,398 in Atlas. The investment consists of $3,934,080 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire common stock. The warrants have an exercise price of $8.00 per share. The Atlas common stock is currently traded over the counter on a limited basis with quotations provided via the OTC Bulletin Board under the symbol "ATEV".

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

         As a result of these developments, the Fund stopped accruing interest on the subordinated notes and wrote the carrying value of its Atlas investment down to a nominal amount.

         Atlas has filed a plan of reorganization with the bankruptcy court, in an effort to restructure and emerge from bankruptcy. The plan anticipates that many of the interested parties, including the Fund, will contribute additional capital to the company. While the Find is generally supportive of the plan, there are a number of significant business issues which must be addressed before the Fund will agree to the plan or agree to make a follow-on investment in Atlas.

         Atlas, headquartered on Plantation, Florida, is a holding company that owns and manages companies in certain segments of the environmental services industry.


Competition

         During the Fund's investment period, which ended on December 31, 1995, the Fund competed with other entities having similar investment objectives for new investments. In addition, because all investments were selected and managed exclusively by the Investment Adviser on behalf of the Fund, any other entities that competed with the Investment Adviser for mezzanine investments, therefore, indirectly competed with the Fund. These competitors included other leveraged acquisition partnerships, other business development companies, investment partnerships and corporations, small business investment companies, and large industrial and financial companies investing directly or through affiliates and individuals. Some of these competitors have more experience with investments similar to those sought by the Funds, greater financial resources and more personnel than the Funds and/or the Investment Adviser. To the extent that there was more competition for investments, the yield available to mezzanine investors may have decreased.

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


Item 3.  Legal Proceedings

         As previously reported, FCM, the Managing General Partner of the Fund, was named as a defendant in a class action lawsuit against PaineWebber and a number of its affiliates concerning its sale of 70 different limited partnerships and other direct investment programs, including the offering of the Units. Plaintiffs in the lawsuit alleged, among other things, that the defendants violated federal securities laws and committed common law fraud in the marketing of direct investments.

         On May 30, 1995, the United States District Court for the Southern District of New York entered an order certifying the class and dismissing the class action against FCM without prejudice. PaineWebber and Mezzanine Capital Corporation, a minority general partner in FCM and an affiliate of PaineWebber, remained as defendants.

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

         On July 17, 1996, a Stipulation of Settlement was preliminarily approved by the Court and notice was mailed to class members. One objection was asserted to the proposed settlement. The Court issued a decision approving the settlement and dismissing the action on March 31, 1997. The sole objector filed an appeal to the Second Circuit. On July 30, 1997, the Second Circuit affirmed the judgment approving the settlement and dismissing the action. The Court must still determine the extent of attorneys fees to be awarded to plaintiffs' counsel, which will be paid from the settlement fund, so that the remainder of the monies can be distributed to class members.

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

         On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Holdings, and affiliates' Chapter 11 bankruptcy cases in the United States Bankruptcy Court for the Southern District of New York, Case Nos. 96 B 40891 through 40907, against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The Complaint in the proceeding sought relief on behalf of Canadian's, including, among other things, a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova in the amount of approximately $1.85 million during the period January 1, 1995 through February 21, 1996 were "trust funds" collected by Canadian's on behalf of various state tax authorities.

         Through the complaint, the Fund also objected to Finova's secured claim against Canadian's, which was guaranteed by Messrs. Selzer and Eiger, and sought to recover the sales taxes and certain other amounts for the benefit of Canadian's bankruptcy estate based upon various legal theories, including preferential transfers prohibited by the Bankruptcy Code, unjust enrichment, lender liability, breach of fiduciary duty, equitable subordination, and the like.

         Pursuant to a directive of the Bankruptcy Court, the Fund filed a motion seeking permission to prosecute the complaint on behalf of Canadian's, and to amend its complaint accordingly. Finova, Selzer and Eiger, Canadian's and the official creditors committee in the bankruptcy case opposed the motion. A hearing on the motion was held on March 11, 1997, and the Court issued a ruling on March 19, 1997, which denied the Fund's motion. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date.

         As a result of this litigation and the issues involved, the Fund accrued $429,373 during 1996 for legal costs and other possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. Beginning July 1, 1997, the Fund began accruing additional reserves at a 12% annualized rate, or $25,763 for the six months ended December 31, 1997.

         On January 27, 1998, LMC Holding Co. ("LMC Holding"), which holds 49.75% of the issued and outstanding common stock of LMC, commenced an action against the Fund, FCPP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 ( the "LMC Action"). In the LMC Action, LMC Holding has asserted claims against the Fund alleging breach of a shareholders' agreement among the Fund, FCPP and LMC Holding relating to the management of LMC, against the Fund and the Individual Defendants alleging breach of fiduciary duties and ultra vires actions taken on behalf of LMC, and against the Individual Defendants alleging civil conspiracy/aiding and abetting and unjust enrichment. LMC Holding is seeking various forms of injunctive relief and monetary damages in an unspecified amount, including punitive damages and the return of all management fees paid by LMC to the Fund since November 19, 1997. Discovery in the LMC Action has commenced, and the Fund intends to contest LMC Holding's claims vigorously. The Fund expects to prevail in the LMC Action, although there can be no assurance that this will be the case.

         LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's pension plan.

         FCM believes that none of the above discussed litigation will have any material adverse effect on the business, financial condition and results of operations of the Fund, taken as a whole, beyond the reserve that has been established with respect to the Canadian's litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Limited Partners of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop.

         The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund annually offers to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

         Repurchases of Units since the adoption of the plan are summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            -----------------------------------          -------------------------
                                                                Percentage
         Date of                                               of Outstanding                             Net of the
     Repurchase Offer                        Number                 Units                  Gross            2% Fee
     ----------------                       --------          -----------------          ---------        --------
     November 1993                            117,979            6.54%                    $18.35           $17.98
     November 1994                            160,172            9.49%                     18.41            18.04
     November 1995                            119,705            7.84%                     19.67            19.28
     November 1996                            108,068            7.68%                     15.91            15.59
     November 1997                             97,612            7.51%                     13.97            13.69

         As of March 1, 1998, the number of Limited Partners of record was approximately 1,820.

         The Fund made the following distributions to its partners with respect to 1996 and 1997:

                  Quarter During                Total               Amount of
                 Which Distributed            Amount of            Distribution
                Cash was Generated          Distribution*          Per $20 Unit       Payment Date
                ------------------          --------------         ------------       ------------
                1st Quarter 1996            $  426,438              $  .30            May 15, 1996

                2nd Quarter 1996               426,438                 .30            August 15, 1996

                3rd Quarter 1996               426,438                 .30            November 15, 1996

                4th Quarter 1996               393,690                 .30            February 14, 1997

                1st Quarter 1997               393,690                 .30            May 15, 1997

                2nd Quarter 1997               393,690                 .30            August 14, 1997

                3rd Quarter 1997             1,705,988                1.30            November 14, 1997

                4th Quarter 1997             1,213,701                1.00            February 13, 1998

          *Includes distributions to the Managing General Partner in an amount equal to 1.0% of the total distribution.

         Cash distributions for 1996 were paid out of current and accumulated net investment income (70.2%) and realized gains on investments (29.8%). Cash distributions for 1997 were paid out of current net investment income (27.4%), realized gains on investments (51.4%) and a return of capital (21.2%).

         The cash distribution for the first quarter of 1998 will be paid on May 15, 1998. The per Unit distribution rate will vary between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution results from the Units being issued on different dates during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. These disproportionate distribution rates will eliminate the remaining Preferred Return amounts, leaving all Units on an equal basis going forward.

         The Fund currently expects the remaining 1998 distributions, beginning with the distribution payable during August 1998, to be made at a rate of $1.00 per Unit per quarter for all Limited Partners. The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies, except to fund commitments made prior to December 31, 1995. This will impact the amount of the Fund's quarterly distributions for 1998 and subsequent years because all proceeds from dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies. The increase in the quarterly distribution rate during 1997 and 1998 represents a distribution of the Neodata, Elgin and ENI sales proceeds.


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

                                                                       As of December 31
                                                                   or Year Ended December 31
                                                --------------------------------------------------------------
                                                1997          1996            1995          1994          1993
                                                ----          ----            ----          ----          ----
                                                           (in thousands, except per Unit amounts)
    Total Investment Income                   $ 1,647       $ 1,600        $  2,669       $ 2,802       $ 3,133
    Net Investment Income                       1,017           952           2,037         2,127         2,400
    Net Realized and Unrealized
      (Loss) Gain on Investments                 (314)       (1,358)         (2,592)        1,824           180
    Cash Distributions Declared
      to Partners                               3,707         1,673           1,815         2,995         3,228
    Repurchase of Units                         1,364         1,719           2,355         2,949         2,165
    Total Assets                               17,195        20,751          24,143        29,188        31,188
    Net Assets                                 15,457        19,825          23,623        28,347        30,339
    Value of Investments                       16,788        20,357          23,799        27,729        30,465

Per Unit of Limited Partnership
    Interest:(1)
      Net Investment Income(2)                    .78           .68            1.33          1.26          1.33
      Net Realized and Unrealized
       (Loss) Gain on Investments(2)             (.25)         (.96)          (1.70)         1.08           .10
      Cash Distributions Declared
       to Partners(3)                            2.90          1.20            1.20          1.80          1.80
      Net Asset Value                           12.91         15.28           16.79         18.55         17.98

---------------

(1) Effective October 1, 1993, each $1,000 Unit was redenominated into fifty $20 Units. All amounts shown for 1993 have been restated to give effect to this redenomination.
(2) Calculated using the weighted average number of Units outstanding during the years ended December 31, 1997, 1996, 1995, 1994 and 1993 of 1,288,211, 1,395,138, 1,513,503, 1,669,129 and 1,791,201, respectively.
(3) Distribution amounts are reflected during the year in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such year.


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

         Repurchases of Units since the adoption of the plan are summarized as follows:

                                                   Units Repurchased                     Net Asset Value per Unit
                                            -----------------------------------          -------------------------
                                                                 Percentage
         Date of                                               of Outstanding                            Net of the
     Repurchase Offer                        Number                 Units                  Gross           2% Fee
     ----------------                       --------          -----------------          ---------        --------
     November 1993                            117,979            6.54%                    $18.35           $17.98
     November 1994                            160,172            9.49%                     18.41            18.04
     November 1995                            119,705            7.84%                     19.67            19.28
     November 1996                            108,068            7.68%                     15.91            15.59
     November 1997                             97,612            7.51%                     13.97            13.69

         As of December 31, 1997, the Fund held portfolio investments in six Managed Companies, with an aggregate cost of approximately $11.1 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 42.7% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed IPOs of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET stock.

         As of December 31, 1997, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

         The Fund's subordinated debt investment in Elgin was prepaid during 1997. In addition, the Fund sold all of its Neodata and ENI stock and received a distribution from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington stock. In total, the Fund received $10,721,487 in proceeds, including applicable prepayment premiums, from these transactions.

         During November 1996, the Fund agreed to provide up to $1,967,040 of subordinated debt to LMC, of which $983,520 was advanced at that time. The Fund advanced the remaining $983,520 during 1997.

         During February 1998, the Fund agreed to provide up to $551,000 of additional subordinated debt to LMC, of which $385,700 was advanced at that time. The remaining $165,300 was advanced during March 1998.

         Accrued interest receivable decreased $37,069 from $113,890 at December 31, 1996 to $76,821 at December 31, 1997. This decrease resulted primarily from the sale of the Fund's subordinated debt investment in ENI during 1997. The impact of the ENI sale was partially offset by the accrued interest related to the additional LMC subordinated debt advanced during 1997, which is discussed above.

         Other assets increased $58,412 from $7,648 at December 31, 1996 to $66,060 at December 31, 1997. This increase resulted primarily from an increase in prepaid insurance associated with a new liability insurance policy for the Fund's general partners and a receivable from LMC for legal fees that the Fund advanced on behalf of LMC.

         Distributions payable to partners increased $820,011, from $393,690 at December 31, 1996 to $1,213,701 at December 31, 1997, resulting from a distribution rate increase from $.30 per Unit for the fourth quarter of 1996 to $1.00 per Unit for the fourth quarter of 1997. The effect of this increase in the quarterly distribution rate was partially offset by a 7.51% decrease in the number of outstanding Units as a result of the repurchase of Units by the Fund during November 1997.

         During 1997, the Fund declared cash distributions to its partners in the aggregate amount of $3,707,069. The distributions were paid in four quarterly payments of $.30, $.30, $1.30 and $1.00 per Unit during the months of May, August and November 1997 and February 1998. In the aggregate, the distributions were paid out of current net investment income (27.4%), realized gains on investments (51.4%) and a return of capital (21.2%).

         The Fund currently expects the remaining 1998 distributions, beginning with the distribution payable during August 1998, to be made at a rate of $1.00 per Unit per quarter for all Limited Partners. The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. This will impact the amount of the Fund's quarterly distributions for 1998 and subsequent years because all proceeds from dispositions or maturities of investments will be distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments that the Fund may make in existing portfolio companies. The increase in the quarterly distribution rate during 1997 and 1998 represents a distribution of the Neodata, Elgin and ENI sales proceeds.

         See "Legal Proceedings" and the Fund's financial statements and notes thereto included in Items 3 and 8, respectively, of this Report, for a discussion of litigation. FCM believes that this litigation will be resolved without any material adverse effect on the Fund's business, financial condition or results of operations, taken as a whole, beyond the reserve that has been established with respect to the Canadian's litigation.

Results of Operations

Investment Income and Expenses

         The Fund's investment income consists primarily of interest income earned from the various debt investments held by the Fund and dividend income from the ENI preferred stock that was sold during 1997. Major expenses include professional fees, investment advisory fees, fund administration fees and administrative expenses.

1997 Compared to 1996

         The Fund's net investment income was $1,016,693 for the year ended December 31, 1997 on total investment income of $1,646,796 as compared to net investment income of $951,907 on total investment income of $1,600,487 for the prior year. Net investment income per limited partnership unit increased from $.68 to $.78, and the ratio of net investment income to average net assets increased from 4.19% to 5.69% for the year ended December 31, 1997 in comparison to the prior year.

         Net investment income for the year ended December 31, 1997 increased 6.8% as a result of a small increase in investment income and a small decrease in total expenses. Net investment income per limited partnership unit increased 14.7%. The percentage increase in net investment income per limited partnership unit exceeded the percentage increase in net investment income because of a decrease in the weighted average number of limited partnership units outstanding, which resulted from the repurchase of Units by the Fund during both November 1996 and 1997.

         Investment income increased $46,309, or 2.9%, for the year ended December 31, 1997 in comparison to the prior year. This increase resulted primarily from the receipt of the accumulated preferred stock dividends that were paid on the ENI preferred stock at the time of its disposition. The positive impact of the ENI dividend income was significantly offset by a decrease in interest income. A number of factors contributed to the decline in interest income, including (i) the decision to stop accruing interest in the Fund's Atlas subordinated debt investment effective April 1996, (ii) the prepayment of the Fund's Elgin subordinated debt investment during November 1997, and (iii) reduced amounts of temporary investments as a result of the Fund utilizing a portion of its cash reserves to fund the LMC follow-on investment and to repurchase Units during both November 1996 and 1997. The negative effect of these items was partially offset by the increase in interest income earned on the LMC follow-on investment.

         Total expenses decreased $18,477, or 2.8%, for the year ended December 31, 1997 in comparison to the prior year. This decrease resulted primarily from decreases in investment advisory fees and other expenses. These decreases were partially offset by an increase in professional fees.

         The investment advisory fees paid to FCM decreased during 1997, primarily as a result of the direct receipt by FCM of consulting fees from LMC, one of the Fund's portfolio companies during the first quarter of 1997 and as a result of the repurchase of Units during November 1996 and 1997. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. The repurchase of Units decreased the amount of the Fund's available capital (as defined in the Partnership Agreement) which is the base with respect to which the investment advisory fees are calculated.

         Other expenses decreased during 1997 primarily as a result of consulting fees and expenses paid during 1996 in connection with the Canadian's bankruptcy proceedings.

         Professional fees increased during 1997 primarily because of fees incurred in connection with the Fund's analysis of a proposal pursuant to which its Units would have been exchanged for shares in a newly formed Delaware Business Trust. FCM has decided not to pursue this proposal at this time.

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

Net Realized Gain (Loss) on Investments

         The Fund realized gains of $4,588,421 during the year ended December 31, 1995, net losses of $3,948,869 during the year ended December 31, 1996 and net gains of $3,545,258 during the year ended December 31, 1997.

         The realized gains for 1995 consisted of gain, including a prepayment premium, from the prepayment by Protection One of subordinated notes that were held by the Fund and gains from the sale of all of the Carr-Gottstein common stock and KB Alloys notes and a portion of the KEMET common stock that were held by the Fund. During 1996, the Fund realized a gain from the sale of the Fund's Huntington investment and realized a loss on the Fund's Canadian's investment.

         The net realized gain for 1997 resulted from gains on the Fund's Neodata, Elgin, ENI and Huntington investments, including a prepayment premium, and an additional realized loss on the Fund's Canadian's investment.

         The Fund owned an equity position in Neodata since 1990, which it acquired at a cost of $337,946. In addition, the Fund previously owned Neodata subordinated notes, which were prepaid during May 1993.

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

         During 1993, the Fund invested $6,726,339 in Elgin and its parent company, ENI. The investment consisted of (a) $6,087,185 of Elgin's 13.00% Senior Subordinated Notes due September 1, 2001 with warrants to purchase common stock in ENI and (b) $711,971 of ENI 10.00% preferred stock and (c) $48,927 of ENI common stock.

         During June 1997, the Fund received a written offer from ENI management to prepay the Fund's subordinated debt, redeem the Fund's preferred stock and purchase the Fund's Class B common stock and warrants. The offer was reviewed by all of the subordinated debt holders, including the Fund, and rejected as inadequate.

         During August 1997, ENI management made an improved offer, which was revised and accepted by all of the subordinated debt holders, following a series of negotiations. The sale closed on November 5, 1997, with the Fund receiving $9,212,562 of sales proceeds, along with $438,070 of accrued interest and accumulated preferred stock dividends, resulting in a realized gain of $2,400,041.

         During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996, with the balance being held by the buyer in escrow. A portion of the escrowed funds was used to pay various transaction expenses and the Fund received additional distributions of $19,920 and $81,429 during September 1996 and May 1997, respectively. The Fund's share of the remaining escrow balance is approximately $85,000. The remaining balance of the escrow was required to be held until February 1998 to be available to fund contingent purchase price adjustments, and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. During February 1998, the purchaser notified the sellers, including the Fund, of claims against the escrow account that totaled approximately 31% of the balance remaining in the escrow account. The sellers intend to object to these claims and the balance of the escrow account will not be released until these claims are resolved. The Fund recognized realized gains of $1,236,821 and $81,429 from this transaction during 1996 and 1997, respectively. Additional gain will be recognized if, and when, the Fund actually receives a distribution of any of the remaining escrowed funds.

         Beginning July 1, 1997, the Fund began accruing additional Canadian's sales tax related reserves at a 12% annualized rate, or $25,762 for the six months ended December 31, 1997. This additional accrued amount was recorded as an additional realized loss in the Fund's 1997 Statement of Operations.

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

         Prior to 1995, the Fund had recorded cumulative net unrealized gain on investments of $3,904,681. During 1995, the Fund recorded $777,782 of unrealized gain and $5,622,311 of unrealized loss on investments. In addition, the Fund disposed of investments during 1995 with respect to which the Fund had recorded $2,335,481 of net unrealized gain during prior years. Therefore, at December 31, 1995, the Fund had net unrealized loss on investments of $3,275,329.

         During 1996, the Fund recorded $94,187 of unrealized gain and $1,344,097 of unrealized loss on investments. In addition, the Fund disposed of investments during 1996 with respect to which the Fund had recorded $3,841,121 of net unrealized loss during prior years. Therefore, at December 31, 1996, the Fund had net unrealized loss on investments of $684,118.

         The net increase in unrealized loss on investments during 1997 and the cumulative net unrealized loss on investments at December 31, 1997, consisted of the following components:

                                                                            Unrealized Gain (Loss) Recorded
                                                                     ---------------------------------------------
                                                                                                       As of
            Portfolio Investment                                     During 1997                 December 31, 1997
       -----------------------------                                 -----------                 -----------------
       Unrealized net loss recorded during
         prior years with respect to investments
         disposed of during 1997                                     $   105,369                   $         -
       KEMET                                                            (104,791)                      529,763
       ARA                                                              (852,283)                     (117,787)
       LMC                                                              (317,280)                     (858,080)
       MTI                                                                11,869                      (214,907)
       Atlas                                                          (2,702,022)                   (3,882,246)
                                                                     -----------                   -----------
                                                                     $(3,859,138)                  $(4,543,257)
                                                                     ============                  ===========

         KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $19.3125 (an average of the closing bid and ask prices) on December 31, 1997. This price is down slightly from the closing price of $23.0625 on December 31, 1996. Based on the $19.3125 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at December 31, 1997 had a market value of $539,668.

         The ARA warrants and common stock were written up in value at March 31, 1996 to bring ARA's valuation at that time more in line with the valuations of comparable companies in its industry. However, ARA reported significantly reduced earnings and cash flows from operations for its most recent fiscal year. In addition, the price earnings ratios of comparable companies in its industry have declined recently. As a result of these factors, the ARA warrants and common stock were written down in value by $852,283 during 1997. On a net cumulative basis, as of December 31, 1997, the Fund's ARA investment has been written down in value by $117,787.

         During February 1998, ARA hired a crisis manager to assist it in addressing significant declines in the company's sales and profits, which have occurred in recent years. The hiring of the crisis manager was precipitated by ARA's lenders, who have notified ARA of defaults under its credit lines and have demanded that ARA repay overadvances that were made during 1997.

         The Fund has been notified that ARA is considering a number of options for solving these problems, including a possible bankruptcy filing and the sale of the company, or certain of its operations.

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

         LMC has a defined contribution plan (the "Plan"), which was closed during 1995. The current and previous trustees of the Plan have failed to assure that the Plan was properly funded, in an amount equal to approximately $600,000. Including penalties and interest, this amount could now total as much as $1,800,000. The Internal Revenue Service ("IRS") has notified LMC that an audit of the Plan will be conducted in early 1998. In order to rectify this problem, LMC has made demands on the current and previous trustees of the Plan and the previous controlling shareholders that these parties make the necessary payments to the Plan. LMC has filed suit against the current trustee, who's wholly-owned company currently owns approximately 50% of LMC's common stock, and expects to prevail in this litigation, although there can be no assurance that this will be the case. Regardless, the IRS may insist that LMC fund the Plan prior to resolution of the litigation. If the IRS requires LMC to fund the underpayments and the related penalties and interest, it will put pressure on LMC's working capital availability.

         As a result of this matter and its potential impact on LMC, the Fund recorded an additional $317,280 write down in the value of its LMC investment during 1997. On a cumulative basis, as of December 31, 1997, the Fund's LMC investment has been written down in value by $858,080. (As discussed in Item 1 of this Report, "Business", the Fund made additional follow-on investments in LMC during 1996, 1997 and 1998.)

         The MTI common stock was written down in value by $249,766 during 1994 based upon an independent third party valuation of the company that was obtained by MTI's management. During August 1996, MTI consummated a financial restructuring pursuant to which a substantial amount of its corporate debt was converted to equity. In the restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock. The Fund's valuation of its MTI investment was increased by $22,990 and $11,869 during 1996 and 1997, respectively, based upon an analysis of MTI's earnings and cash flows. On a net cumulative basis, as of December 31, 1997, the Fund's MTI investment has been written down in value by $214,907, to a carrying value of $73,023.

         During January 1998, MTI entered into an agreement pursuant to which the company will be sold. If this proposed sale, which is scheduled to close during March 1998, is consummated at the expected price, the Fund will receive approximately $160,000 for its MTI common stock and warrants.

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

         During August 1996, Atlas entered into a letter of intent, under the terms of which some of company's businesses would be sold for cash. During November 1996, the purchaser notified Atlas that it wanted to renegotiate the terms of the transaction, including a reduction in the purchase price. Atlas management was unable to reach a revised agreement with the purchaser and Atlas remained in default on its debt. On January 17, 1997, Atlas filed for Chapter 11 bankruptcy protection.

         Atlas has filed a plan of reorganization with the bankruptcy court in an effort to restructure and emerge from bankruptcy. The plan anticipates that many of the interested parties, including the Fund, will contribute additional capital to the company. While the Fund is generally supportive of the plan, there are a number of significant business issues which must be addressed before the Fund will agree to the plan or agree to make a follow-on investment in Atlas.

         As a result of these developments, the Fund stopped accruing interest on its Atlas investment effective April 20, 1996 and recorded writedowns of $1,180,224 and $2,702,022 during 1996 and 1997, respectively, in the carrying value of the investment. The remaining carrying value of the Fund's Atlas investment as of December 31, 1997 is $2.

         FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.


Inflation and Changing Prices

         Inflation has had no material impact on the operations or financial condition of the Fund from inception through December 31, 1997. However, inflation and changing prices, in addition to other factors, may effect the value and the eventual selling price of the Fund's investments.

Item 8.  Financial Statements and Supplementary Data


                        FIDUCIARY CAPITAL PARTNERS, L.P.


List of Financial Statements

                                                                                               Page
                                                                                               ----
Report of Independent Public Accountants                                                       F-2

Schedule of Investments - December 31,  1997                                                   F-3

Balance Sheets - December 31,  1997 and 1996                                                   F-5

Statements of Operations for each of the years
      ended December 31,  1997, 1996 and 1995                                                  F-6

Statements of Cash Flows for each of the years
      ended December 31,  1997, 1996 and 1995                                                  F-7

Statements of Changes in Net Assets for each of the
      years ended December 31,  1997, 1996 and 1995                                            F-8

Selected Per Unit Data and Ratios for each of the years
      ended December 31,  1997, 1996, 1995, 1994 and 1993                                      F-9

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Fiduciary Capital Partners, L.P.:


         We have audited the accompanying balance sheets of Fiduciary Capital Partners, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, including the schedule of investments as of December 31, 1997, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 1997 and the selected per unit data and ratios for the five years then ended. These financial statements and per unit data and ratios are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1997 and 1996, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Fiduciary Capital Partners, L.P. as of December 31, 1997 and 1996, and the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 1997, and the selected per unit data and ratios for the five years then ended, in conformity with generally accepted accounting principles.

         As discussed in Note 2, the financial statements include investment securities valued at $6,055,136 at December 31, 1997 (39.2% of net assets) and $15,915,546 at December 31, 1996 (80.3% of net assets) whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the managing general partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.



                        /s/ Arthur Andersen LLP


Denver, Colorado
February 4, 1998.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1997


-----------------------------------------------------------------------------------------------------------------

Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
-----------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91           $    9,905    $   539,668
-----------------------------------------------------------------------------------------------------------------
                                                                             9,905        539,668        3.2%
-----------------------------------------------------------------------------------------------------------------
75,856 sh.          AR Accessories Group,
                    Inc., Warrants to
                    Purchase Class B
                    Common Stock(2)*                 07/30/92              104,091              1
27,392 sh.          AR Accessories Group,
                    Inc., Class A Common
                    Stock(2)*                        07/30/92              273,920        260,223
-----------------------------------------------------------------------------------------------------------------
                                                                           378,011        260,224        1.6
-----------------------------------------------------------------------------------------------------------------
$1,967,040          LMC Operating Corp.,
                    12.00% Senior Subordinated       11/01/96
                    Revolving Notes                   through
                    due 10/31/00                     11/04/97            1,967,040      1,967,040
260,400 sh.         LMC Operating Corp., 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,284,139
27.28 sh.           LMC Operating Corp.,
                    Common Stock*                    02/09/96              545,599              1
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-----------------------------------------------------------------------------------------------------------------
                                                                         5,109,261      4,251,181       25.3
-----------------------------------------------------------------------------------------------------------------
1,608 sh.           Mobile Technology, Inc.,         07/06/94 &
                    Common Stock*                    12/28/94              227,438         55,088
4,287 sh.           Mobile Technology, Inc.,
                    Warrants to Purchase             07/06/94 &
                    Common Stock(3)*                 12/28/94               60,492         17,935
-----------------------------------------------------------------------------------------------------------------
                                                                           287,930         73,023        0.4
-----------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(4)                       05/24/95            1,387,751      1,387,751
11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955         82,955
-----------------------------------------------------------------------------------------------------------------
                                                                         1,470,706      1,470,706        8.8
-----------------------------------------------------------------------------------------------------------------




              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               DECEMBER 31, 1997


-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
-----------------------------------------------------------------------------------------------------------------
$3,934,080          Atlas Environmental, Inc.,
                    13.50% Senior Subordinated
                    Secured Notes due 1/19/03(5)*    01/25/96            3,841,482              1
407,659 sh.         Atlas Environmental, Inc.,
                    Warrants to Purchase
                    Common Stock(6)*                 01/25/96               40,766              1
-----------------------------------------------------------------------------------------------------------------
                                                                         3,882,248              2        0.0
-----------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (42.7% of net assets)       11,138,061      6,594,804       39.3
-----------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$5,100,000          Ford Motor Credit Corporation,
                    5.72% Notes due 1/5/98           12/18/97            5,096,770      5,096,770
$5,100,000          General Electric Capital Corp.,
                    5.69% Notes due 1/5/98           12/18/97            5,096,787      5,096,787
-----------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (65.9% of net assets)                 10,193,557     10,193,557       60.7
-----------------------------------------------------------------------------------------------------------------
     Total Investments (108.6% of net assets)                          $21,331,618    $16,788,361      100.0%
=================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) Amity Leather Products Co. changed its corporate name to AR Accessories Group, Inc. during 1996.
(3) The warrants have exercise prices of $19.30 per share (1,286 shares) and $34.30 per share (3,001 shares).
(4) The notes will amortize in three equal annual installments of $486,667 commencing on May 24, 2000.
(5) The notes will amortize in five equal annual installments of $786,816 commencing on January 19, 1999. The accrual of interest on the notes was discontinued by the Fund effective April 20, 1996. (Note 12)
(6) The Atlas Environmental, Inc. common stock trades over the counter on a limited basis with quotations provided via the OTC Bulletin Board. The warrants have an exercise price of $8.00 per share.
*    Non-income producing security.




              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996


                                                                                  1997               1996
                                                                                  ----               ----
ASSETS:

   Investments (Notes 2, 10, 11, 12 and 13) Portfolio investments, at fair value:
       Managed companies (amortized cost -
         $11,138,061 and $17,244,123,
         respectively)                                                         $  6,594,804      $ 16,560,005
     Temporary investments, at amortized cost                                    10,193,557         3,797,256
                                                                               ------------      ------------
       Total investments                                                         16,788,361        20,357,261
   Cash and cash equivalents (Note 2)                                               263,694           272,543
   Accrued interest receivable (Note 12)                                             76,821           113,809
   Other assets                                                                      66,060             7,648
                                                                               ------------      ------------

     Total assets                                                              $ 17,194,936      $ 20,751,261
                                                                               ============      ============

LIABILITIES:

   Due to affiliates (Notes 6, 7, 8 and 9)                                     $     39,123      $     52,655
   Accounts payable and accrued liabilities                                         484,837           479,745
   Distributions payable to partners (Note 3)                                     1,213,701           393,690
                                                                               ------------      ------------

     Total liabilities                                                            1,737,661           926,090
                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

NET ASSETS (Notes 3 and 4):

  Managing General Partner                                                          (54,555)          (24,512)
  Limited Partners (equivalent to $12.91
    and $15.28, respectively, per limited
    partnership unit based on 1,201,564
    and 1,299,176 units outstanding) (Note 5)                                    15,511,830        19,849,683
                                                                               ------------      ------------

     Net assets                                                                  15,457,275        19,825,171
                                                                               ------------      ------------

         Total liabilities and net assets                                      $ 17,194,936      $ 20,751,261
                                                                               ============      ============






              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                    1997             1996             1995
                                                    ----             ----             ----
INVESTMENT INCOME:

   Income:
     Interest                                    $ 1,329,751      $ 1,569,923      $ 2,626,521
     Dividend                                        292,981               --               --
     Other income                                     24,064           30,564           42,325
                                                 -----------      -----------      -----------

       Total investment income                     1,646,796        1,600,487        2,668,846
                                                 -----------      -----------      -----------

   Expenses:
     Professional fees                               169,499          159,165           71,869
     Investment advisory fees (Note 6)               141,646          160,179          228,980
     Fund administration fees (Note 7)               143,370          143,370          143,370
     Administrative expenses (Note 7)                 81,105           81,105           80,147
     Independent General Partner fees
       and expenses (Note 8)                          55,219           55,990           58,015
     Amortization                                         --               --            9,323
     Other expenses                                   39,264           48,771           39,956
                                                 -----------      -----------      -----------

       Total expenses                                630,103          648,580          631,660
                                                 -----------      -----------      -----------

NET INVESTMENT INCOME                              1,016,693          951,907        2,037,186
                                                 -----------      -----------      -----------

REALIZED AND UNREALIZED
    GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments
         (Note 10)                                 3,545,258       (3,948,869)       4,588,421
     Net change in unrealized (loss) gain
        on investments (Note 11)                  (3,859,138)       2,591,211       (7,180,010)
                                                 -----------      -----------      -----------

         Net loss on investments                    (313,880)      (1,357,658)      (2,591,589)
                                                 -----------      -----------      -----------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS              $   702,813      $  (405,751)     $  (554,403)
                                                 ===========      ===========      ===========





              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                     1997              1996              1995
                                                                     ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets
     resulting from operations                                 $    702,813      $   (405,751)     $   (554,403)
   Adjustments to reconcile net increase
     in net assets resulting from operations
     to net cash provided by operating activities:
       Accreted discount on portfolio investments                   (39,028)          (42,587)          (84,359)
       Amortization                                                      --                --             9,323
       Change in assets and liabilities:
         Accrued interest receivable                                 36,988            26,681           487,356
         Other assets                                               (58,412)           (4,442)            1,334
         Due to affiliates                                          (13,532)           (7,717)            9,164
         Accounts payable and accrued liabilities                   (20,670)           17,195            (1,511)
         Prepaid interest income                                         --                --           (60,146)
       Net realized (gain) loss on investments                   (3,545,258)        3,948,869        (4,588,421)
       Net change in unrealized loss (gain) on investments        3,859,138        (2,591,211)        7,180,010
                                                               ------------      ------------      ------------
         Net cash provided by operating activities                  922,039           941,037         2,398,347
                                                               ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                             (1,005,376)       (5,384,518)       (3,198,810)
   Proceeds from dispositions of portfolio investments           10,721,487         1,340,631        10,786,839
   (Purchase) sale of temporary investments, net                 (6,396,301)        6,599,536        (5,520,606)
                                                               ------------      ------------      ------------
     Net cash provided by investing activities                    3,319,810         2,555,649         2,067,423
                                                               ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                           (2,887,058)       (1,705,750)       (2,082,203)
   Repurchase of limited partnership units                       (1,363,640)       (1,719,362)       (2,354,597)
                                                               ------------      ------------      ------------
     Net cash used in financing activities                       (4,250,698)       (3,425,112)       (4,436,800)
                                                               ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                              (8,849)           71,574            28,970

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                272,543           200,969           171,999
                                                               ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                 $    263,694      $    272,543      $    200,969
                                                               ============      ============      ============




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                           1997               1996             1995
                                                           ----               ----             ----
Increase in net assets resulting from operations:
     Net investment income                            $  1,016,693      $    951,907      $  2,037,186
     Net realized gain (loss) on investments             3,545,258        (3,948,869)        4,588,421
     Net change in unrealized (loss) gain
       on investments                                   (3,859,138)        2,591,211        (7,180,010)
                                                      ------------      ------------      ------------
         Net increase (decrease) in net
           assets resulting from operations                702,813          (405,751)         (554,403)

Repurchase of limited partnership units
   (Note 5)                                             (1,363,640)       (1,719,362)       (2,354,597)

Distributions to partners from -
   Net investment income                                (1,016,693)       (1,174,520)       (1,814,573)
   Realized gain on investments                         (1,905,894)         (498,482)               --
   Return of capital                                      (784,482)               --                --
                                                      ------------      ------------      ------------

     Total decrease in net assets                       (4,367,896)       (3,798,115)       (4,723,573)

Net assets:

   Beginning of year                                    19,825,171        23,623,286        28,346,859
                                                      ------------      ------------      ------------

   End of year (including
     undistributed net investment
     income of $0, $0 and
     $222,613, respectively)                          $ 15,457,275      $ 19,825,171      $ 23,623,286
                                                      ============      ============      ============




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                       FIDUCIARY CAPITAL PARTNERS, L.P.

                    SELECTED PER UNIT DATA AND RATIOS (1)

                         FOR EACH OF THE YEARS ENDED

                 DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993


                                                     1997             1996             1995             1994            1993
                                                     ----             ----             ----             ----            ----
Per Unit Data:
   Investment income(2)                         $        1.26    $        1.14     $        1.74   $        1.66    $        1.73
   Expenses(2)                                           (.48)            (.46)             (.41)           (.40)            (.40)
                                                -------------    -------------     -------------   -------------    -------------
     Net investment income(2)                             .78              .68              1.33            1.26             1.33

   Net realized gain (loss) on investments(2)            2.72            (2.80)             3.00           (1.50)             .60

   Net change in unrealized (loss) gain
     on investments(2)                                  (2.97)            1.84             (4.70)           2.58             (.50)

   Effect of unit repurchases on
     net asset value                                       --             (.03)             (.19)            .03             (.01)

   Distributions declared to partners                   (2.90)           (1.20)            (1.20)          (1.80)           (1.80)
                                                -------------    -------------     -------------   -------------    -------------

   Net (decrease) increase in
     net asset value                                    (2.37)           (1.51)            (1.76)            .57             (.38)

   Net asset value:
     Beginning of year                                  15.28            16.79             18.55           17.98            18.36
                                                -------------    -------------     -------------   -------------    -------------
     End of year                                $       12.91    $       15.28     $       16.79   $       18.55    $       17.98
                                                =============    =============     =============   =============    =============

Ratios:
   Ratio of expenses to average net assets               3.53%            2.85%             2.23%           2.24%            2.24%
   Ratio of net investment income to
      average net assets                                 5.69%            4.19%             7.19%           7.06%            7.34%

Number of limited partnership units
   at end of year(1)                                1,201,564        1,299,176         1,407,244       1,526,949        1,687,121

----------------
   (1) Effective October 1, 1993, each $1,000 limited partnership unit was redenominated into fifty $20 limited partnership units. All amounts shown for 1993 have been restated to give effect to this redenomination.
   (2) Calculated using the weighted average number of limited partnership units outstanding during the years ended December 31, 1997, 1996, 1995, 1994 and 1993 of 1,288,211, 1,395,138, 1,513,503, 1,669,129 and
         1,791,201, respectively.





      The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996


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

         Realized and Unrealized Gain or Loss on Investments Realized gains and losses are recorded upon disposition of investments and are calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method. All other changes in the valuation of investments, as determined by FCM, are included as changes in the unrealized appreciation or depreciation of investments in the Fund's Statements of Operations.

         Valuation of Investments FCM values the Fund's investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available,

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1997 AND 1996


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

                           DECEMBER 31, 1997 AND 1996


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

5.       PERIODIC UNIT REPURCHASE PLAN

         The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund annually offers to repurchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

         Repurchases of Units since the adoption of the plan are summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            -----------------------------------          ---------------------------
                                                                 Percentage
         Date of                                                of Outstanding                            Net of the
     Repurchase Offer                       Number                  Units                Gross              2% Fee
     -----------------                      ------            -----------------          -----            --------
     November 1993                            117,979               6.54%                  $18.35           $17.98
     November 1994                            160,172               9.49%                   18.41            18.04
     November 1995                            119,705               7.84%                   19.67            19.28
     November 1996                            108,068               7.68%                   15.91            15.59
     November 1997                             97,612               7.51%                   13.97            13.69

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1997 AND 1996


6.       INVESTMENT ADVISORY FEES

         As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. Investment advisory fees of $141,646, $160,179 and $228,980 were incurred by the Fund for 1997, 1996 and
1995, respectively.


7.       FUND ADMINISTRATION FEES

         As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $143,370 were incurred each year by the Fund during 1997, 1996 and 1995. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $81,105, $81,105 and $80,147 for 1997, 1996 and 1995, respectively.


8.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

         As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP, an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $55,219, $55,990 and $58,015 were incurred by the Fund for 1997, 1996 and 1995, respectively.


9.       OTHER RELATED PARTY TRANSACTIONS

         FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. Such reimbursements amounted to $311,347, $226,061 and $172,443 during 1997, 1996 and 1995, respectively.


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

                           DECEMBER 31, 1997 AND 1996


that meet the Fund's investment guidelines or that have otherwise been approved by the Independent General Partners. The Fund also has procedures in place to continually monitor its portfolio companies.

         As of December 31, 1997, the Fund held portfolio investments in six Managed Companies, with an aggregate cost of approximately $11.1 million. During the year ended December 31, 1997, the Fund advanced the balance of its 1996 commitment for a follow-on investment in LMC Operating Corp. ("LMC") at a cost of approximately $1.0 million.

         The Fund's subordinated debt investment in Elgin National Industries, Inc. was prepaid during 1997. In addition, the Fund sold all of its Neodata Corporation and ENI Holding Corp. stock and received a distribution from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington Holdings, Inc. stock. The Fund received $10,721,487 in proceeds, including applicable prepayment premiums, from these transactions, resulting in aggregate realized gains of $3,571,020.

         During 1997, the Fund accrued $25,762 of additional reserves for possible legal costs and other payments that may be required in connection with the Canadian's Holdings, Inc. ("Canadian's") bankruptcy proceedings (see Note
13). This amount was recorded as an additional realized loss in the Fund's Statement of Operations.

         The Fund has pledged the common stock and warrants it owns in AR Accessories Group, Inc. and LMC Credit Corp. as collateral for the corporations' debt. None of the Fund's other portfolio investments have been pledged or otherwise encumbered.


11.      UNREALIZED GAIN (LOSS) ON INVESTMENTS

         As of December 31, 1996, the Fund had recorded net unrealized loss on investments of $684,118. During 1997, the Fund recorded $11,869 of unrealized gain and $3,976,376 of unrealized loss on investments. In addition, the Fund disposed of investments during 1997 with respect to which the Fund had recorded $105,369 of net unrealized loss during prior years. Therefore, at December 31, 1997, the Fund had net unrealized loss on investments of $4,543,257.


12.      NON-ACCRUAL STATUS OF INVESTMENTS

         In accordance with the Fund's accounting policies, the Fund stopped accruing interest on (i) the Canadian's Holdings, Inc. Exchangeable Redeemable Debentures effective April 1, 1995, (ii) the Canadian's Promissory Notes effective October 1, 1995, (iii) the Canadian's Subordinated Notes effective December 1, 1995, (iv) the LMC Senior Subordinated Notes effective December 1, 1995, and (v) the Atlas Environmental, Inc. ("Atlas") Senior Subordinated Secured Notes effective April 20, 1996.

         During 1996, all of the Canadian's debt was written off as a realized loss and the LMC Senior Subordinated Notes were converted into preferred stock. Thus, as of December 31, 1997, the Fund's only debt investment on non-accrual status was the Atlas Senior Subordinated Secured Notes.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1997 AND 1996


13.      COMMITMENTS AND CONTINGENCIES

         LMC Commitment On February 18, 1998, the Fund agreed to provide up to $551,000 of additional subordinated debt to LMC, of which $385,700 was advanced on that date. The remaining $165,300 was advanced during March 1998.

         Canadian's Litigation On October 3, 1996, the Fund commenced an adversary proceeding in the Canadian's Chapter 11 bankruptcy case against Finova Capital Corporation ("Finova"), Benson Selzer and Joseph Eiger. The complaint sought a declaratory judgment that sales taxes collected by Canadian's and turned over to Finova were "trust funds" collected by Canadian's on behalf of various state tax authorities. Through the complaint, the Fund objected to Finova's secured claim against Canadian's, which was guaranteed by Benson Selzer and Joseph Eiger, and sought to recover the sales tax and certain other amounts for the benefit of Canadian's bankruptcy estate. As a result of this litigation and the issues involved, the Fund accrued $429,373 during 1996 for legal costs and possible payments that may be required to settle the litigation or to fund the payment of Canadian's outstanding sales tax liabilities. On March 19, 1997 the Bankruptcy Court denied the Fund's claim. As a result of the Court's decision, the Fund dropped this litigation, while preserving its rights to pursue litigation against Finova at a later date. Beginning July 1, 1997, the Fund began accruing additional reserves at a 12% annualized rate or $25,762 for the six months ended December 31, 1997.

         LMC Litigation On January 27, 1998, LMC Holding Co. ("LMC Holding"), which holds 49.75% of the issued and outstanding common stock of LMC, commenced an action against the Fund, FCPP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co.
v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 ( the "LMC Action"). In the LMC Action, LMC Holding has asserted claims against the Fund alleging breach of a shareholders' agreement among the Fund, FCPP and LMC Holding relating to the management of LMC, against the Fund and the Individual Defendants alleging breach of fiduciary duties and ultra vires actions taken on behalf of LMC, and against the Individual Defendants alleging civil conspiracy/aiding and abetting and unjust enrichment. LMC Holding is seeking various forms of injunctive relief and monetary damages in an unspecified amount, including punitive damages and the return of all management fees paid by LMC to the Fund since November 19, 1997. Discovery in the LMC Action has commenced, and the Fund intends to contest LMC Holding's claims vigorously. The Fund expects to prevail in the LMC Action, although there can be no assurance that this will be the case.

         LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's pension plan.

         FCM believes that none of the above discussed litigation will have any material adverse effect on the business, financial condition and results of operations of the Fund, taken as a whole, beyond the reserve that has been established with respect to the Canadian's litigation.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1997 AND 1996


14.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net increase in net assets resulting from operations in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                                       1997              1996              1995
                                                                       ----              ----              ----
     Net increase (decrease) in net assets resulting
        from operations per financial statements                   $   702,813       $  (405,751)      $ (554,403)
     Increase (decrease) resulting from:
        Unrealized loss (gain) on investments                        3,859,139        (2,591,211)       7,180,010
        Realized gains and losses on investments                       (90,867)          590,620               --
        Fee income, net of amortization                                (57,426)          (22,781)         (78,385)
        Interest income                                                     --                --           43,604
        Amortization of organization and
           start-up costs                                                   --                --          (14,367)
        Other                                                          (26,214)          (23,708)         (45,884)
                                                                    ----------       -----------       ----------
     Taxable income (loss) per federal
        income tax return                                           $4,387,445       $(2,452,831)      $6,530,575
                                                                    ==========       ===========       ==========

        The following is a reconciliation of the amount of the Fund's net assets as shown in the accompanying financial statements and the tax bases of the Fund's net assets:

                                                                       1997              1996              1995
                                                                       ----              ----              ----
   Net assets per financial statements                             $15,457,275       $19,825,171      $23,623,286
     Realized gains and losses on investments                        4,047,128         4,137,995        3,547,375
     Syndication, organization and
       start-up costs, net                                           3,352,335         3,363,008        3,360,886
     Unrealized loss on investments                                  4,543,257           684,118        3,275,329
     Distributions payable                                           1,213,701           393,690          426,438
     Fee income, net of amortization                                         -            57,426           80,207
     Accrued expenses                                                   23,000            25,950           20,176
                                                                   -----------       -----------      -----------
   Tax bases of net assets                                         $28,636,696       $28,487,358      $34,333,697
                                                                   ===========       ===========      ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1997 or 1996.

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

         Paul Bagley, age 55, is Chairman, Chief Executive Officer and an Investment Committee Member of FCM. Mr. Bagley is a founding principal of Stone Pine Capital, LLC, a group that provides mezzanine capital to fund acquisitions, buyouts, growth and recapitalization and is also associated with Stone Pine Asset Management, LLC and Stone Pine Investment Banking, LLC. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings, Inc., an investment services company, from January 1995 until November 1996, For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios. Mr. Bagley is also a director of Consolidated Capital of North America, Inc. and Hollis-Eden Pharmaceuticals, Inc., both publicly held companies, LMC Operating Corp., a privately held manufacturer of low ground pressure vehicles, and Hamilton Lane Private Equity Partners, PLC, an Irish Stock Exchange listed investment partnership. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.Sc. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

         W. Duke DeGrassi, age 51, is the President and an Investment Committee Member of FCM. Mr. DeGrassi is also an owner of The Stone Pine Companies, a group of private entities, that provide asset management and investment banking services to third parties, which are not related to the Funds. From May 1988 to December 1993, Mr. DeGrassi was a Corporate Vice President with PaineWebber Incorporated. From 1986 and until joining PaineWebber, Mr. DeGrassi was a Vice President in the Direct Investments Group at Shearson Lehman Hutton Inc. Prior to that, Mr. DeGrassi spent seventeen years as a financial executive in the energy business, working both domestically and in foreign operations. Mr. DeGrassi received a Bachelor of Business Administration in accounting from the University of Texas at Austin in 1969. Mr. DeGrassi serves as Chairman of the Board and Chief Executive Officer of LMC Operating Corp.

         Donald R. Jackson, age 48, is a Senior Vice President, Treasurer, Chief Financial and Accounting Officer and Compliance Officer of FCM. Mr. Jackson is also an owner of The Stone Pine Companies, a group of private entities, that provide asset management and investment banking services to third parties, which are not related to the Funds. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. He received a Bachelor of Science degree in accounting in 1971 from the University of Denver and is a Certified Public Accountant. Mr. Jackson serves as a director of LMC Operating Corp. and Consolidated Capital of North America, Inc.

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

         For information regarding Paul Bagley, W. Duke DeGrassi, and Donald R. Jackson see the above section concerning the management of FCM.


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

         Gerald F. Goertz, Jr., age 40, is the President and a Director of Mezzanine Capital Corporation. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice

President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Clifford B. Wattley, age 48, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Stephen R. Dyer, age 38 is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Joseph P. Ciavarella, age 42, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in May 1994. Prior to joining PaineWebber Incorporated, he was affiliated with Aviation Capital Group in the area of aircraft finance. Mr. Ciavarella was associated with Integrated Resources, Inc. from 1983 to 1993 as a corporate financial officer as well as a senior financial officer in various subsidiaries in the equipment leasing, aircraft finance and venture capital areas. Mr. Ciavarella has a Bachelor of Business Administration degree in Accounting from Hofstra University and is a Certified Public Accountant.


                          Independent General Partners

         A.   E. Bruce Fredrikson

         E. Bruce Fredrikson, age 60, has been an Independent General Partner since 1992. Dr. Fredrikson is a Professor of Finance at Syracuse University School of Management where he has taught since 1966 and has previously served as Chairman of the Finance Department. Dr. Fredrikson has a bachelor's degree in economics from Princeton University and a master's degree in business administration and a Ph.D. in finance from Columbia University. Dr. Fredrikson serves as a director of Innodata Corporation, Track Data Corporation and Eagle Finance Corp.

         B.   Mark A. Sargent

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

         C.   Phillip Siegel

         Phillip Siegel, age 55, is a General Partner and Chief Financial Officer of Endeavor Capital Management, LLC. From May 1996 through February 1998, Mr. Siegel was a Vice President and Chief Financial Officer of Health Management Systems, Inc. From 1993 until May 1996, Mr. Siegel was an independent business consultant. He served as senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial Officer of Sherwood Group and Sherwood Securities. From 1972 through 1987, Mr. Siegel served in various senior executive capacities for the American subsidiary of Reuters Limited, PLC, including as Vice President for Acquisitions, as Vice President and General Counsel, and as the senior financial officer. Mr. Siegel is a director of WestPoint Stevens, Inc. (and a member of its audit committee).

         Norman J. Peer resigned as an Independent General Partner during July 1997, when he accepted an appointment as a Superior Court Judge for the State of New Jersey. Pursuant to New Jersey State law, Mr. Peer was unable to continue to serve as an Independent General Partner after his term as a judge commenced.

Compliance with Section 16(a) of the Exchange Act

         Messrs. Sargent and Siegel became Independent General Partners of the Fund during 1997. While neither of these individuals owns, or has owned, any Units of the Fund, the Forms 3 which are required to be filed by such persons pursuant to the provisions of Section 16(a) of the Securities Exchange Act of 1934 were not filed on a timely basis.

         Based solely upon a review of Forms 3 and 4 furnished to the Fund during 1997 and 1998, and written representations by the persons listed above, the Fund has not identified any such person that failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act for fiscal year 1997, other than those discussed in the preceding paragraph.


Item 11. Executive Compensation

         No compensation was paid by the Fund to the officers and directors of the General Partners during 1997. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the General Partners and their affiliates by the Fund during 1997.

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

         (b) No directors or officers of FCM Fiduciary Capital Management Company, FCM Fiduciary Capital Corporation or Mezzanine Capital Corporation and no Independent General Partners owned any Units as of March 1, 1998.

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

         Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates for 1997.

         Investment Advisory Fees As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. During 1997, FCM earned investment advisory fees of $141,646.

         Fund Administration Fees As compensation for its services as fund administrator, FCM receives a monthly fee at an annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. During 1997, FCM earned fund administration fees of $143,370. The Fund also reimbursed FCM for $81,105 of administrative expenses incurred in providing accounting and investor services to the Fund during 1997.

         Independent General Partner Fees and Expenses As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $55,219 were incurred by the Fund during 1997.

         Accountable Expenses FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. During 1997, such reimbursements amounted to $311,347.

         Partnership Interest FCM received cash distributions of $37,071 as its allocable share of the Fund's distributions for 1997. In addition, $7,028 of the Fund's net investment income and net loss on investments for 1997 was allocated to FCM.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K

(a) and (d)       The following documents are filed as part of this Report:

                  1. Financial Statements: See List of Financial Statements in Item 8.

                  2.       Financial Statement Schedules:  None.

           (b) The Partnership filed one report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1997. The report was dated November 5, 1997, and was filed with the Securities and Exchange Commission on December 12, 1997, to report the sale of the Fund's ENI investment and the amount and record date of the Fund's cash distribution for the fourth quarter of 1997.

           (c)    Exhibits required to be filed.

             Exhibit No.            Description

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

         Dated:  March 20, 1998

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


                     By:      E. BRUCE FREDRIKSON
                              Independent General Partner


                              /s/ E. Bruce Fredrikson
                              ----------------------------------------


                     By:      MARK A. SARGENT
                              Independent General Partner


                              /s/ Mark A. Sargent
                              ----------------------------------------


                     By:      PHILLIP SIEGEL
                              Independent General Partner


                              /s/ Phillip Siegel
                              ----------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on March 20, 1998.


               SIGNATURE OF THE SOLE DIRECTOR OF THE MANAGING GENERAL PARTNER OF FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY (A DELAWARE GENERAL PARTNERSHIP), MANAGING GENERAL PARTNER OF THE REGISTRANT.

Signature                                                     Title
---------                                                     -----

/s/ Paul Bagley                                      Chief Executive Officer and Sole
------------------------------                       Director of FCM Fiduciary Capital
Paul Bagley                                          Corporation, managing general partner
                                                     of FCM Fiduciary Capital Management
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