Form 10-Q
period 1998-06-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1998-08-13
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


  (Mark One)

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      June 30, 1998
                                     ---------------------------------

                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                    ---------------  ------------------

      Commission file number   0-17737
                             ------------------------------------------


                        Fiduciary Capital Partners, L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                  86-0653600
     -----------------------                       ----------------
     (State of organization)                       (I.R.S. Employer
                                                  Identification No.)


       410 17th Street
         Suite 400
      Denver, Colorado                                   80202
    ---------------------                              ---------
    (Address of principal                              (Zip Code)
     executive offices)


        Registrant's telephone number, including area code (877) 511-6465
                                                           --------------

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

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1998


                                Table of Contents

                                                                        Page
                                                                        ----
Part I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements (unaudited)                    3

                      Schedule of Investments -
                      June 30, 1998                                       3

                      Balance Sheets - June 30, 1998 and
                      December 31, 1997                                   5

                      Statements of Operations for the three
                      months ended June 30, 1998 and 1997                 6

                      Statements of Operations for the six
                      months ended June 30, 1998 and 1997                 7

                      Statements of Cash Flows for the six
                      months ended June 30, 1998 and 1997                 8

                      Statements of Changes in Net Assets for
                      the six months ended June 30, 1998 and
                      for the year ended December 31, 1997                9

                      Selected Per Unit Data and Ratios                   10

                      Notes to Financial Statements                       11

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                          12


Part II.   OTHER INFORMATION

           Item 1.    Legal Proceedings                                   19

           Item 6.    Exhibits and Reports on Form 8-K                    19

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  JUNE 30, 1998
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
-----------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91          $     9,905    $   367,638
-----------------------------------------------------------------------------------------------------------------
                                                                             9,905        367,638        2.7%
-----------------------------------------------------------------------------------------------------------------
$1,762,140          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                  through
                    due 10/31/00 (Note 5)            06/22/98            1,762,140      1,762,140
260,400 sh.         LMC Corporation, 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621
3,824,000 sh.       LMC Corporation,                 02/09/96 &
                    Common Stock*                    05/05/98            2,184,799      1,326,719
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-----------------------------------------------------------------------------------------------------------------
                                                                         6,543,561      5,685,481       41.6
-----------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,397,328      1,397,328
11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955         82,955
-----------------------------------------------------------------------------------------------------------------
                                                                         1,480,283      1,480,283       10.8
-----------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (59.1% of net assets)        8,033,749      7,533,402       55.1
-----------------------------------------------------------------------------------------------------------------

NON-MANAGED COMPANY:

989,414 sh.         WasteMasters, Inc.,
                    Common Stock(3)*                 06/03/98            1,321,795              1
-----------------------------------------------------------------------------------------------------------------
     Total  Investment in Non-Managed Company (0.0% of  net assets)      1,321,795              1        0.0
-----------------------------------------------------------------------------------------------------------------



              The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 1998
                                   (unaudited)

-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
-----------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$3,075,000          General Motors Accept. Corp.,
                    5.39% Notes due 7/14/98          06/30/98            3,069,026      3,069,026
$3,075,000          General Electric Capital Corp.,
                    5.38% Notes due 7/14/98          06/30/98            3,069,037      3,069,037
-----------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (48.2% of net assets)                  6,138,063      6,138,063       44.9
-----------------------------------------------------------------------------------------------------------------
     Total Investments (107.3% of net assets)                          $15,493,607    $13,671,466      100.0%
=================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) The notes will amortize in three equal annual installments of $486,667 commencing on May 24, 2000.
(3) The WasteMasters, Inc. common stock, which trades on the NASDAQ Small Cap Market System, is subject to a 24 month lock up period, a call option and a right of first refusal.
 *   Non-income producing security.



              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                      1998             1997
                                                      ----             ----
ASSETS:

   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $8,033,749 and $11,138,061,
         respectively)                            $  7,533,402      $  6,594,804
     Non-managed company (amortized cost -
         $1,321,795)                                         1                --
     Temporary investments, at amortized cost        6,138,063        10,193,557
                                                  ------------      ------------
       Total investments                            13,671,466        16,788,361
   Cash and cash equivalents                           740,160           263,694
   Accrued interest receivable                          72,724            76,821
   Other assets                                          5,536            66,060
                                                  ------------      ------------
     Total assets                                 $ 14,489,886      $ 17,194,936
                                                  ============      ============
LIABILITIES:

   Payable to affiliates (Notes 2, 3 and 4)       $     30,103      $     39,123
   Accounts payable and accrued liabilities            508,936           484,837
   Distributions payable to partners                 1,207,004         1,213,701
                                                  ------------      ------------

     Total liabilities                               1,746,043         1,737,661
                                                  ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

   Managing General Partner                            (74,115)          (54,555)
   Limited Partners (equivalent to $10.66
     and $12.91, respectively, per limited
     partnership unit based on 1,201,564
     units outstanding)                             12,817,958        15,511,830
                                                  ------------      ------------

       Net assets                                   12,743,843        15,457,275
                                                  ------------      ------------

         Total liabilities and net assets         $ 14,489,886      $ 17,194,936
                                                  ============      ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                     1998            1997
                                                     ----            ----
INVESTMENT INCOME:

   Income:
     Interest                                    $   214,948      $   336,462
                                                 -----------      -----------

       Total investment income                       214,948          336,462
                                                 -----------      -----------
   Expenses:
     Professional fees                                36,969           22,957
     Investment advisory fees (Note 2)                32,986           44,135
     Fund administration fees (Note 3)                35,842           35,842
     Administrative expenses (Note 3)                 20,277           20,277
     Independent General Partner fees
       and expenses (Note 4)                          14,879           11,023
     Other expenses                                   18,930            7,099
                                                 -----------      -----------

       Total expenses                                159,883          141,333
                                                 -----------      -----------

NET INVESTMENT INCOME                                 55,065          195,129
                                                 -----------      -----------
REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments      (2,971,463)          81,429
     Net change in unrealized loss
       on investments                              2,905,923         (388,403)
                                                 -----------      -----------

          Net loss on investments                    (65,540)        (306,974)
                                                 -----------      -----------
NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                     $   (10,475)     $  (111,845)
                                                 ===========      ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                     1998            1997
                                                     ----            ----
INVESTMENT INCOME:

   Income:
     Interest                                    $   460,887      $   670,307
                                                 -----------      -----------

       Total investment income                       460,887          670,307
                                                 -----------      -----------
   Expenses:
     Professional fees                               125,448           75,964
     Investment advisory fees (Note 2)                68,751           66,414
     Fund administration fees (Note 3)                71,685           71,685
     Administrative expenses (Note 3)                 40,553           40,553
     Independent General Partner fees
       and expenses (Note 4)                          36,156           24,696
     Other expenses                                   34,038           12,831
                                                 -----------      -----------

       Total expenses                                376,631          292,143
                                                 -----------      -----------

NET INVESTMENT INCOME                                 84,256          378,164
                                                 -----------      -----------
REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments      (2,984,344)          81,429
     Net change in unrealized loss
       on investments                              2,721,116       (1,343,253)
                                                 -----------      -----------

          Net loss on investments                   (263,228)      (1,261,824)
                                                 -----------      -----------
NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                     $  (178,972)     $  (883,660)
                                                 ===========      ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                                 1998           1997
                                                                 ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net decrease in net assets resulting from operations     $  (178,972)     $  (883,660)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash provided by
     operating activities:
       Accreted discount on portfolio investments                (9,577)         (20,864)
       Change in assets and liabilities:
         Accrued interest receivable                              4,097          (10,916)
         Other assets                                            60,524          (38,014)
         Payable to affiliates                                   (9,020)           9,123
         Accounts payable and accrued liabilities                (1,663)           5,388
       Net realized loss (gain) on investments                2,984,344          (81,429)
       Net change in unrealized loss
          on investments                                     (2,721,116)       1,343,253
                                                            -----------      -----------
           Net cash provided by operating activities            128,617          322,881
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                         (1,985,300)        (554,596)
   Proceeds from dispositions of portfolio investments          818,812           81,429
   Sale of temporary investments, net                         4,055,494          897,677
                                                            -----------      -----------
     Net cash provided by investing activities                2,889,006          424,510
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                       (2,541,157)        (787,379)
                                                            -----------      -----------
     Net cash used in financing activities                   (2,541,157)        (787,379)
                                                            -----------      -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         476,466          (39,988)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          263,694          272,543
                                                            -----------      -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $   740,160      $   232,555
                                                            ===========      ===========
NONCASH INVESTING AND
   FINANCING ACTIVITIES:

     Investments exchanged for other investments            $ 1,639,201      $        --
                                                            ===========      ===========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                   (unaudited)


                                                          1998              1997
                                                          ----              ----
Increase in net assets resulting from operations:
   Net investment income                              $     84,256      $  1,016,693
   Net realized (loss) gain on investments              (2,984,344)        3,545,258
   Net change in unrealized loss on
     investments                                         2,721,116        (3,859,138)
                                                      ------------      ------------
       Net (decrease) increase in net assets
         resulting from operations                        (178,972)          702,813

Repurchase of limited partnership units                         --        (1,363,640)

Distributions to partners from -
   Net investment income                                   (84,256)       (1,016,693)
   Realized gain on investments                         (1,741,470        (1,905,894)
   Return of capital                                      (708,734)         (784,482)
                                                      ------------      ------------

     Total decrease in net assets                       (2,713,432)       (4,367,896)

Net assets:

   Beginning of period                                  15,457,275        19,825,171
                                                      ------------      ------------
   End of period (including no undistributed
     net investment income)                           $ 12,743,843      $ 15,457,275
                                                      ============      ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)

                                                              For the Three Months                 For the Six Months
                                                                  Ended June 30,                      Ended June 30,
                                                           ---------------------------         ---------------------------
                                                               1998           1997                 1998           1997
                                                               ----           ----                 ----           ----

Per Unit Data:

   Investment income                                       $       .18     $       .26         $       .38     $       .51
   Expenses                                                       (.13)           (.11)               (.31)           (.22)
                                                           -----------     -----------         -----------     -----------
     Net investment income                                         .05             .15                 .07             .29

   Net realized (loss) gain on investments                       (2.45)            .06               (2.46)            .06

   Net change in unrealized loss on
     investments                                                  2.39            (.29)               2.24           (1.02)

   Distributions declared to partners                            (1.00)           (.30)              (2.09)           (.60)
                                                           -----------     -----------         -----------     -----------

     Net decrease in net asset value                             (1.01)           (.38)              (2.24)          (1.27)

       Net asset value:
         Beginning of period                                     11.68           14.39               12.91           15.28
                                                           -----------     -----------         -----------     -----------
         End of period                                     $     10.67     $     14.01         $     10.67     $     14.01
                                                           ===========     ===========         ===========     ===========

Ratios (annualized):
   Ratio of expenses to average net assets                        4.77%           3.07%               5.35%           3.09%
   Ratio of net investment income to
     average net assets                                           1.64%           4.24%               1.20%           4.00%

Number of limited partnership units at end of period         1,201,564       1,299,176           1,201,564       1,299,176



              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (unaudited)

1.   GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of June 30, 1998 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1997.


2.   INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $68,751 were paid by the Fund for the six months ended June 30, 1998.


3.   FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $71,685 were paid by the Fund for the six months ended June 30, 1998. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $40,553 for the six months ended June 30, 1998.


4.   INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1998 totaled $36,156.


5.   COMMITMENTS AND CONTINGENCIES

LMC Commitments LMC Corporation (formerly, LMC Operating Corp.) ("LMC") is entitled to draw down a total of $1,967,040 pursuant to the terms of the Senior Subordinated Revolving Notes held by the Fund. At June 30, 1998, LMC had only drawn down $1,762,140. The remaining $204,900 was drawn down on July 14, 1998.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 1998
                                   (unaudited)

On August 4, 1998, the Fund purchased an additional 1,699,500 shares of LMC common stock for $849,750.

LMC Litigation On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCPP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its discontinued pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's discontinued pension plan. The Fund, FCPP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCPP have been able to increase their percentage ownership of LMC in exchange for the additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCPP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Fund held portfolio investments in three Managed Companies and one Non-Managed Company, with an aggregate cost of approximately $9.4 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 55.1% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

As of June 30, 1998, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund follow-on investments, for distribution to the partners or to fund the annual repurchase offer.

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

During April 1998, the Fund agreed to restructure and increase its aggregate investment in LMC. In the restructuring, $1,639,200 of the Fund's LMC Senior Subordinated Revolving Notes due October 31, 2000 were converted into additional LMC common stock. LMC was allowed to again draw down the $1,639,200 under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $551,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, as described in the preceding paragraph. As a result of the restructuring, the Fund's percentage ownership of LMC's common stock increased from approximately 27% to approximately 48%.

During August 1998, the Fund purchased an additional 1,699,500 shares of LMC common stock for $849,750. As a result of this stock purchase, the Fund's percentage ownership of LMC's common stock increased from approximately 48% to approximately 50%.

During June 1998, the Fund sold all of its Mobile Technology, Inc. ("MTI") stock and warrants and received a distribution from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington Holdings, Inc. ("Huntington") stock. In total, the Fund received $267,812 in proceeds from these two transactions.

Other assets decreased $60,524 from $66,060 at December 31, 1997 to $5,536 at June 30, 1998. This decrease resulted primarily from the collection of a receivable from LMC for legal fees that the Fund advanced on behalf of LMC and a decrease in prepaid insurance.

During the six months ended June 30, 1998, the Fund paid cash distributions pertaining to the fourth quarter of 1997 and the first quarter of 1998, in the amounts of $1,213,701 and $1,327,456, respectively. The distribution for the fourth quarter of 1997 was equal to $1.00 per Unit for all Limited Partners. The per Unit distribution rate for the first quarter of 1998 varied between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution resulted from the Units being issued on different dates during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. These disproportionate distribution rates eliminated the remaining Preferred Return amounts, leaving all Units on an equal basis going forward.

The distribution for the second quarter of 1998 will be paid on August 14, 1998 at a rate of $1.00 per Unit for all Limited Partners. The Fund currently expects the distribution for the third and fourth quarters of 1998, which are payable during November 1998 and February 1999, to be made at a reduced rate of $.30 per Unit for all Limited Partners. A significant portion of the distributions made in 1998 will constitute a return of capital.

The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. This impacts the amount of the Fund's quarterly distributions because all proceeds from dispositions or maturities of investments are distributed to investors, except to the extent the cash is needed to fund the annual repurchase offer or to fund any follow-on investments in existing portfolio companies. The increase in the quarterly distribution rate during 1997 and 1998 represents a distribution of the proceeds from dispositions or maturities of investments during 1997 and 1998.


RESULTS OF OPERATIONS


Investment Income and Expenses

The Fund's net investment income was $55,065 for the three months ended June 30, 1998 as compared to net investment income of $195,129 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.15 to $.05 and the ratio of net investment income to average net assets decreased from 4.24% to 1.64% for the three months ended June 30, 1998 as compared to the corresponding period of the prior year.

The Fund's net investment income was $84,256 for the six months ended June 30, 1998 as compared to net investment income of $378,164 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.29 to $.07 and the ratio of net investment income to average net assets decreased from 4.00% to 1.20% for the six months ended June 30, 1998 as compared to the corresponding period of the prior year.

Net investment income for both the three and six month periods ended June 30, 1998 decreased as a result of both a decrease in investment income and an increase in total expenses.

Investment income decreased $121,514 and $209,420, or 36.1% and 31.2%, for the three and six month periods ended June 30, 1998, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the prepayment of the Fund's Elgin National Industries Inc. subordinated debt investment during November 1997. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.51% of its Units during the fourth quarter of 1997. The negative effect of these items was partially offset by increases in interest income earned on temporary investments and on the LMC follow-on investments that were acquired during 1997 and 1998.

Total expenses increased $18,550 and $84,488, or 13.1% and 28.9%, for the three and six month periods ended June 30, 1998 as compared to the corresponding periods of the prior year. These increases resulted primarily from increases in professional fees, Independent General Partner fees and expenses and other expenses.

Independent General Partner fees and expenses increased because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and was not replaced until July 1997. The increase in professional fees was primarily the result of legal fees incurred during 1998 in connection with the LMC litigation. Other expenses increased primarily as a result of insurance expense associated with a new liability insurance policy for the Fund's general partners that was initially purchased during September 1997.

The investment advisory fees paid to FCM increased during the first quarter of 1998 as compared to the corresponding period of the prior year as a result of the direct receipt by FCM of consulting fees from LMC during the first quarter of 1997. Pursuant to the terms of the Fund's investment advisory agreement with FCM, the investment advisory fees payable to FCM by the Fund are reduced by the amount of any fees that FCM receives directly from any of the Fund's portfolio companies. The effect of the decrease (to zero) in the amount of LMC consulting fees received by FCM during 1998 was partially offset by the effect of the repurchase of Units by the Fund during the fourth quarter of 1997 and the realization of additional losses with respect to the Fund's investment in Canadian's Holdings, Inc. and its subsidiary ("Canadian's"). Both the repurchase of Units and the realization of the Canadian's loss decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

The investment advisory fees decreased $11,149, or 25.3%, during the second quarter as compared to the corresponding period of the prior year. The comparative reversal from the first quarter resulted primarily from (i) the fact that FCM received no consulting fees from LMC during the second quarter of 1997, and (ii) the losses realized by the Fund during the second quarter of 1998 with respect to the MTI, Atlas Environmental, Inc. ("Atlas") and AR Accessories Group, Inc. ("ARA") portfolio investments. As noted above, realized losses decrease the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

Net Realized Gain (Loss) on Investments

The Fund owned an equity position in ARA (formerly known as Amity Leather Products Co.) since 1992. This equity position was acquired in connection with a subordinated debt investment, which ARA prepaid during 1994.

ARA reported significantly reduced earnings and cash flows from operations during 1997. During February 1998, ARA hired a crisis manager to assist it in addressing continuing significant declines in the company's sales and profits. The hiring of this crisis manager was precipitated by ARA's lenders, who notified ARA of defaults under its credit lines and demanded that ARA repay overadvances that were made during 1997. The Fund was notified that ARA was considering a number of options for solving these problems, including a possible bankruptcy filing and the sale of the company, or certain of its operations.

ARA filed for bankruptcy protection during March 1998. ARA's assets were liquidated at auction during May 1998, with the proceeds from the sale satisfying only a portion of ARA's debt. The $378,011 cost of the Fund's equity investment in ARA was written off as a realized loss during May 1998.

On June 1, 1998, the Fund received $191,469 from the sale of its MTI common stock and warrants. This amount represents approximately 95% of the sales proceeds that the Company expected the sellers to receive from the sale. The remaining 5%, or approximately $10,000, is being held in escrow pending the resolution of a dispute over whether the sellers or the buyer should receive the benefit of warrant exercise proceeds. The Fund recorded a realized loss of $96,461 from this sale. The Fund will record a reduction of the realized loss if, and when, it actually receives a distribution of any of the escrowed funds.

The Fund's Huntington stock was sold for cash during February 1996. The Fund's share of the sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996. The balance of the sales proceeds were held in escrow to pay various transaction expenses, to fund contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. An agreement was recently reached with the buyer with regard to purchase price adjustments and other claims. The Fund received additional distributions of $19,920, $81,429 and $76,343 during September 1996, May 1997 and June 1998, respectively. The Fund's share of the remaining escrow balance is approximately $1,000. The Fund recognized realized gains of $1,236,821, $81,429 and $76,343 from this transaction during 1996, 1997 and 1998, respectively.

The companies that Atlas acquired during 1996 with the proceeds of the Fund's subordinated debt investment did not perform as well as expected. As a result, Atlas defaulted on certain financial covenants in its agreements with its senior lender and with the Fund. The senior lender, the Bank of New York, reacted to the covenant defaults by limiting Atlas' availability under its revolving credit facility and by instructing Atlas not to pay the quarterly interest payments that were due on the Fund's subordinated debt, beginning in July 1996.

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

As a result of these developments, the Fund stopped accruing interest on its Atlas investment during April 1996 and recorded writedowns of $1,180,224 and $2,702,022 during 1996 and 1997, respectively, in the carrying value of the investment. The remaining carrying value of the Fund's Atlas investment as of December 31, 1997 was $2.

On June 3, 1998, the Fund exchanged its Atlas subordinated notes and warrants for 989,414 shares of WasteMasters, Inc. ("WMI") common sock. WMI is an Atlanta, Georgia based waste management company that has recently announced an aggressive acquisition program.

Pursuant to the terms of the exchange agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter, both of which are priced at $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System ("WAST"), closed at $1.78 and $2.01 (an average of the closing bid and ask prices) on June 3, 1998 and June 30, 1998, respectively. Based on these prices, the Fund's WMI had trading values of $1,761,157 on the date of the exchange (June 3, 1998) and $1,988,722 on June 30, 1998. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position, FCM decided to carry the WMI stock at the same nominal value that the Atlas securities had previously been carried by the Fund. The 52 week low for the WMI common stock is $0.25 per share and the current price (August 12, 1998) is $1.125.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss which the Fund expects to claim for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The Fund is continuing to accrue an interest reserve with respect to the potential Canadian's sales tax at a 12% annualized rate, or $12,881 and $25,762, respectively for the three and six month periods ended June 30, 1998. These amounts are recorded as realized losses in the Fund's Statements of Operations.

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

The net increase in unrealized loss on investments during the three and six month periods ended June 30, 1998 and the cumulative net unrealized loss on investments as of June 30, 1998 consisted of the following components:

                                               Unrealized Gain (Loss) Recorded
                                               -------------------------------

                                      During the Three  During the Six
                                        Months Ended      Months Ended         As of
          Portfolio Company            June 30, 1998     June 30, 1998     June 30, 1998
------------------------------------   -------------     -------------     -------------
Unrealized losses recorded during
   prior periods with respect to
   investments disposed of during
   the period                           $ 4,376,170       $ 4,214,940      $        --
KEMET                                      (148,453)         (172,030)         357,733
LMC                                              --                --         (858,080)
WMI                                      (1,321,794)       (1,321,794)      (1,321,794)
                                        -----------       -----------      -----------
                                        $ 2,905,923       $ 2,721,116      $(1,822,141)
                                        ===========       ===========      ===========

KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $13.15625 (an average of the closing bid and ask prices) on June 30, 1998. This price is down from the closing prices of $18.46875 and $19.3125 on March 31, 1998 and December 31, 1997, respectively. Based on the $13.15625 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at June 30, 1998 had a market value of $367,638.

See "Net Realized Gain (Loss) on Investments" for a discussion of the unrealized loss on the Fund's WMI stock investment.

FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.

                           Part II. OTHER INFORMATION


Item 1.   Legal Proceedings

On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCPP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace, a director of LMC and the trustee of its discontinued pension plan. FCM believes that the LMC Action was commenced in response to an action filed by LMC against Mr. Wallace to recover for a significant underfunding of LMC's discontinued pension plan. The Fund, FCPP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCPP have been able to increase their percentage ownership of LMC in exchange for additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCPP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits and Reports to be filed:

Exhibit No.    Description
-----------    -----------

     11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

     19.1      Reports Furnished to Securities Holders.

     27.1      Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1998.

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


                              Fiduciary Capital Partners, L.P.
                              (Registrant)


                              By: FCM Fiduciary Capital Management Company Managing General Partner


Date: August 13, 1998               By:  /s/ Donald R. Jackson
                                         ---------------------
                                         Donald R. Jackson
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------
   11.1        Statement of Computation of Net Investment
               Income Per Limited Partnership Unit.

   19.1        Reports Furnished to Securities Holders.

   27.1        Financial Data Schedule.