Form 10-Q
period 1998-09-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1998-11-10
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                               ------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------  ------------------

Commission file number  0-17737
                       ---------


                        Fiduciary Capital Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                             86-0653600
         -----------------------                 -------------------
         (State of organization)                  (I.R.S. Employer
                                                 Identification No.)



            410 17th Street
               Suite 400
            Denver, Colorado                            80202
         -----------------------                 -------------------
          (Address of principal                       (Zip Code)
           executive offices)


        Registrant's telephone number, including area code  (800) 866-7607
                                                           ----------------


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

                        Fiduciary Capital Partners, L. P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1998



                                Table of Contents
                                -----------------

                                                                                                 Page
                                                                                                 ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             September 30, 1998                                                     3

                             Balance Sheets - September 30, 1998 and
                             December 31, 1997                                                      5

                             Statements of Operations for the three months
                             ended September 30, 1998 and 1997                                      6

                             Statements of Operations for the nine months
                             ended September 30, 1998 and 1997                                      7

                             Statements of Cash Flows for the nine months
                             ended September 30, 1998 and 1997                                      8

                             Statements of Changes in Net Assets for
                             the nine months ended September 30, 1998
                             and for the year ended December 31, 1997                               9

                             Selected Per Unit Data and Ratios                                      10

                             Notes to Financial Statements                                          11

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             13


Part II.          OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      20

                  Item 6.    Exhibits and Reports on Form 8-K                                       20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
--------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91          $     9,905    $   314,370
--------------------------------------------------------------------------------------------------------------------------
                                                                             9,905        314,370        2.5%
--------------------------------------------------------------------------------------------------------------------------
$1,611,880          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                  through
                    due 10/31/00 (Note 5)            09/23/98            1,611,880      1,611,880
260,400 sh.         LMC Corporation, 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621
5,523,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                    through
                                                     08/05/98            3,034,549      2,176,469
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         7,243,051      6,384,971       50.7
--------------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,402,387      1,121,910
11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955              1
--------------------------------------------------------------------------------------------------------------------------
                                                                         1,485,342      1,121,911        8.9
--------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (65.2% of net assets)        8,738,298      7,821,252       62.1
--------------------------------------------------------------------------------------------------------------------------

NON-MANAGED COMPANY:

989,414 sh.         WasteMasters, Inc.,
                    Common Stock(3)*                 06/03/98            1,321,795              1
--------------------------------------------------------------------------------------------------------------------------
     Total  Investment in Non-Managed Company (0.0% of  net assets)      1,321,795              1        0.0
--------------------------------------------------------------------------------------------------------------------------






              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               SEPTEMBER 30, 1998
                                   (unaudited)

--------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
--------------------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$4,775,000          American Express Credit Corp.,
                    5.26% Notes due 10/2/98          09/15/98            4,774,304      4,774,304
--------------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (39.8% of net assets)                  4,774,304      4,774,304       37.9
--------------------------------------------------------------------------------------------------------------------------
     Total Investments (105.0% of net assets)                          $14,834,397    $12,595,557      100.0%
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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)


                                                                            1998                 1997
                                                                      ---------------      ---------------
ASSETS:

   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $8,738,298 and $11,138,061
         respectively)                                                $     7,821,252      $     6,594,804
   Non-managed company (amortized cost -
         $1,321,795)                                                                1                   --
     Temporary investments, at amortized cost                               4,774,304           10,193,557
                                                                      ---------------      ---------------
       Total investments                                                   12,595,557           16,788,361
   Cash and cash equivalents                                                  230,711              263,694
   Accrued interest receivable                                                 68,434               76,821
   Other assets                                                                31,519               66,060
                                                                      ---------------      ---------------
     Total assets                                                     $    12,926,221      $    17,194,936
                                                                      ===============      ===============

LIABILITIES:

   Payable to affiliates (Notes 2, 3 and 4)                           $        40,108      $        39,123
   Accounts payable and accrued liabilities                                   525,927              484,837
   Distributions payable to partners                                          364,110            1,213,701
                                                                      ---------------      ---------------

     Total liabilities                                                        930,145            1,737,661
                                                                      ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:

   Managing General Partner                                                   (81,593)             (54,555)
   Limited Partners (equivalent to $10.05
     and $12.91, respectively, per limited
     partnership unit based on 1,201,564
     units outstanding)                                                    12,077,669           15,511,830
                                                                      ---------------      ---------------

       Net assets                                                          11,996,076           15,457,275
                                                                      ---------------      ---------------

         Total liabilities and net assets                             $    12,926,221      $    17,194,936
                                                                      ===============      ===============


                 The accompanying notes to financial statements
              are an integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)



                                                                            1998                 1997
                                                                      ---------------      ---------------
INVESTMENT INCOME:

   Income:
     Interest                                                         $       181,301      $       357,418
                                                                      ---------------      ---------------

       Total investment income                                                181,301              357,418
                                                                      ---------------      ---------------


   Expenses:
     Professional fees                                                         25,100               72,453
     Investment advisory fees (Note 2)                                         26,285               38,671
     Fund administration fees (Note 3)                                         35,843               35,843
     Administrative expenses (Note 3)                                          20,275               20,275
     Independent General Partner fees
       and expenses (Note 4)                                                   12,610               21,098
     Other expenses                                                            16,443                9,335
                                                                      ---------------      ---------------

       Total expenses                                                         136,556              197,675
                                                                      ---------------      ---------------

NET INVESTMENT INCOME                                                          44,745              159,743
                                                                      ---------------      ---------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments                                  (11,704)           1,076,669
     Net change in unrealized loss
       on investments                                                        (416,699)            (421,760)
                                                                      ---------------      ---------------

          Net (loss) gain on investments                                     (428,403)             654,909
                                                                      ---------------      ---------------

NET (DECREASE) INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                          $      (383,658)     $       814,652
                                                                      ===============      ===============


     The accompanying notes to financial statements are an integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)



                                                                            1998                 1997
                                                                      ---------------      ---------------
INVESTMENT INCOME:

   Income:
     Interest                                                         $       642,188      $     1,027,725
                                                                      ---------------      ---------------

       Total investment income                                                642,188            1,027,725
                                                                      ---------------      ---------------


   Expenses:
     Professional fees                                                        150,548              148,417
     Investment advisory fees (Note 2)                                         95,036              105,085
     Fund administration fees (Note 3)                                        107,528              107,528
     Administrative expenses (Note 3)                                          60,828               60,828
     Independent General Partner fees
       and expenses (Note 4)                                                   48,766               43,086
     Other expenses                                                            50,481               24,873
                                                                      ---------------      ---------------

       Total expenses                                                         513,187              489,817
                                                                      ---------------      ---------------

NET INVESTMENT INCOME                                                         129,001              537,908
                                                                      ---------------      ---------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments                               (2,996,048)           1,158,098
     Net change in unrealized loss
       on investments                                                       2,304,417           (1,765,014)
                                                                      ---------------      ---------------

          Net loss on investments                                            (691,631)            (606,916)
                                                                      ---------------      ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                          $      (562,630)     $       (69,008)
                                                                      ===============      ===============



     The accompanying notes to financial statements are an integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)


                                                                            1998                  1997
                                                                      ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net decrease in net assets resulting from operations               $      (562,630)     $       (69,008)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash provided
     by operating activities:
       Accreted discount on portfolio investments                             (14,636)             (31,857)
       Change in assets and liabilities:
         Accrued interest receivable                                            8,387              (32,593)
         Other assets                                                          34,542              (25,121)
         Payable to affiliates                                                    985               32,253
         Accounts payable and accrued liabilities                               2,446               (3,500)
       Net realized loss (gain) on investments                              2,996,048           (1,158,098)
       Net change in unrealized loss
         on investments                                                    (2,304,417)           1,765,014
                                                                      ---------------      ---------------
           Net cash provided by operating activities                          160,725              477,090
                                                                      ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of portfolio investments                                       (3,231,190)            (948,004)
   Proceeds from dispositions of portfolio investments                      1,366,389            1,508,925
   Sale of temporary investments, net                                       5,419,253              197,256
                                                                      ---------------      ---------------
     Net cash provided by investing activities                              3,554,452              758,177
                                                                      ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                                     (3,748,160)          (1,181,069)
                                                                      ---------------      ---------------
     Net cash used in financing activities                                 (3,748,160)          (1,181,069)
                                                                      ---------------      ---------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                       (32,983)              54,198

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                        263,694              272,543
                                                                      ---------------      ---------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                      $       230,711      $       326,741
                                                                      ===============      ===============

NONCASH INVESTING AND
   FINANCING ACTIVITIES:

     Investments exchanged for other investments                      $     1,639,201      $            --
                                                                      ===============      ===============




     The accompanying notes to financial statements are an integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                    AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                   (unaudited)



                                                                            1998                 1997
                                                                      ---------------      ---------------
Increase in net assets resulting from operations:
   Net investment income                                              $       129,001      $     1,016,693
   Net realized (loss) gain on investments                                 (2,996,048)           3,545,258
   Net change in unrealized loss on
     investments                                                            2,304,417           (3,859,138)
                                                                      ---------------      ---------------
       Net (decrease) increase in net assets
         resulting from operations                                           (562,630)             702,813

Repurchase of limited partnership units                                          --             (1,363,640)

Distributions to partners from -
   Net investment income                                                     (129,001)          (1,016,693)
   Realized gain on investments                                            (1,742,647)          (1,905,894)
   Return of capital                                                       (1,026,921)            (784,482)
                                                                      ---------------      ---------------

     Total decrease in net assets                                          (3,461,199)          (4,367,896)

Net assets:

   Beginning of period                                                     15,457,275           19,825,171
                                                                      ---------------      ---------------

   End of period (including no undistributed
     net investment income)                                           $    11,996,076      $    15,457,275
                                                                      ===============      ===============




     The accompanying notes to financial statements are an integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)


                                                                For the Three Months                    For the Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                         ----------------------------------     ----------------------------------
                                                              1998               1997                 1998               1997
                                                         ---------------    ---------------     ---------------    ---------------

Per Unit Data:

   Investment income                                     $           .15    $           .27     $           .53    $           .78
   Expenses                                                         (.11)              (.15)               (.42)              (.37)
                                                         ---------------    ---------------     ---------------    ---------------
     Net investment income                                           .04                .12                 .11                .41

   Net realized (loss) gain on investments                          (.01)               .82               (2.47)               .88

   Net change in unrealized loss on
     investments                                                    (.34)              (.32)               1.90              (1.34)

   Distributions declared to partners                               (.30)             (1.30)              (2.40)             (1.90)
                                                         ---------------    ---------------     ---------------    ---------------

     Net decrease in net asset value                                (.61)              (.68)              (2.86)             (1.95)

       Net asset value:
         Beginning of period                                       10.66              14.01               12.91              15.28
                                                         ---------------    ---------------     ---------------    ---------------
         End of period                                   $         10.05    $         13.33     $         10.05    $         13.33
                                                         ===============    ===============     ===============    ===============

Ratios (annualized):
   Ratio of expenses to average net assets                          4.42%              4.47%               5.05%              3.53%
   Ratio of net investment income to
     average net assets                                             1.45%              3.61%               1.27%              3.88%

Number of limited partnership units at end of period           1,201,564          1,299,176           1,201,564          1,299,176



  The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of September 30, 1998 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1997.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $95,036 were paid by the Fund for the nine months ended September 30, 1998.


3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $107,528 were paid by the Fund for the nine months ended September 30, 1998. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $60,828 for the nine months ended September 30, 1998.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners,
L. P., an affiliated fund, ("FCPP") (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 1998 totaled $48,766.


5.       COMMITMENTS AND CONTINGENCIES

LMC Commitment LMC Corporation (formerly, LMC Operating Corp.) ("LMC") is entitled to draw down a total of $1,967,040 pursuant to the terms of the Senior Subordinated Revolving Notes held by the Fund. At September 30, 1998, LMC had drawn down $1,611,880.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               SEPTEMBER 30, 1998
                                   (unaudited)

LMC Litigation On December 23, 1997, LMC commenced an action against Paul Wallace, a director of LMC and the trustee of its discontinued pension plan, in an effort to recover for a significant underfunding of LMC's discontinued pension plan. On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCPP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace. FCM believes that the LMC Action was commenced in response to the action previously filed by LMC against Mr. Wallace. The Fund, FCPP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCPP have been able to increase their percentage ownership of LMC in exchange for the additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCPP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Fund held portfolio investments in three Managed Companies and one Non-Managed Company, with an aggregate cost of approximately $10.1 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 65.2% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity.

A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

As of September 30, 1998, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund will annually offer to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1998 repurchase offer was mailed to the Limited Partners during October 1998. The actual redemption of tendered Units will occur on November 20, 1998.

During February 1998, the Fund agreed to purchase $551,000 of LMC's Senior Subordinated Revolving Notes due August 20, 1998. This investment was funded during February and March 1998.

During April 1998, the Fund agreed to restructure and increase its aggregate investment in LMC. In the restructuring, $1,639,200 of the Fund's LMC Senior Subordinated Revolving Notes due October 31, 2000 were converted into additional LMC common stock. This left LMC with the ability to reborrow the $1,639,200. As of September 30, 1998, LMC has drawn down $1,284,040 of the $1,639,200 under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $551,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, as described in the preceding paragraph. As a result of the restructuring, the Fund's percentage ownership of LMC's common stock increased from approximately 27% to approximately 48%.

During August 1998, the Fund purchased an additional 1,699,500 shares of LMC common stock for $849,750. As a result of this stock purchase, the Fund's percentage ownership of LMC's common stock increased from approximately 48% to approximately 50%.

During the nine months ended September 30, 1998, the Fund sold all of its Mobile Technology, Inc. ("MTI") stock and warrants and received two distributions from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington Holdings, Inc. ("Huntington") stock. In total, the Fund received $268,989 in proceeds from these transactions.

Other assets decreased $34,541 from $66,060 at December 31, 1997 to $31,519 at September 30, 1998. This decrease resulted primarily from the collection of a receivable from LMC for legal fees that the Fund advanced on behalf of LMC.

Distributions payable to partners decreased $849,591, from $1,213,701 at December 31, 1997 to $364,110 at September 30, 1998. This decrease resulted from a decrease in the quarterly distribution rate from $1.00 per Unit for the fourth quarter of 1997 to $.30 per Unit for the third quarter of 1998.

During the nine months ended September 30, 1998, the Fund paid cash distributions pertaining to the fourth quarter of 1997 and the first and second quarters of 1998, in the amounts of $1,213,701, $1,327,455 and $1,207,004, respectively. The distribution for the fourth quarter of 1997 and the second quarter of 1998 was equal to $1.00 per Unit for all Limited Partners. The per Unit distribution rate for the first quarter of 1998 varied between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution resulted from the Units being issued on different dates during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. These disproportionate distribution rates eliminated the remaining Preferred Return amounts, leaving all Units on an equal basis going forward.

The distribution for the third quarter of 1998 will be paid on November 13, 1998 at a rate of $.30 per Unit for all Limited Partners. The Fund currently expects the distribution for the fourth quarter of 1998, which is payable during February 1999, to also be made at a rate of $.30 per Unit for all Limited Partners. A significant portion of the 1998 distributions constitute a return of capital.

The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund is now in a liquidation mode. Since the middle of 1997, the Fund has liquidated its investments in Neodata Corporation, Elgin National Industries, Inc. and MTI. In this same period, the Fund has distributed to Limited Partners approximately $4.43 per Unit, with the cash coming in large part from the liquidation of these investments. At the present time, the Fund has only four remaining investments: LMC, R.B.M. Precision Metal Products, Inc. ("RBM"), KEMET and WasteMasters, Inc. ("WMI"). By far the Fund's largest remaining investment is in LMC, of which a large portion consists of that company's common stock and only a small amount is subordinated debt which generates current income. KEMET and WMI are publicly-traded companies and the Fund's investment in these companies consists solely of common stock.

FCM believes it is unlikely that the investments in LMC and RBM will be liquidated in the next year and therefore the Fund will likely not have sufficient cash to make regular quarterly distributions throughout 1999. Considering this situation, FCM recognizes the need to expedite the liquidation of the Fund and has been investigating a number of alternative measures which would allow the Fund to be liquidated even before the LMC and RBM investments can be liquidated. We expect to have a plan formulated within the next few months and would then distribute a proxy to the Limited Partners which would describe the plan and solicit Limited Partner approval.


RESULTS OF OPERATIONS


Investment Income and Expenses

The Fund's net investment income was $44,745 for the three months ended September 30, 1998 as compared to net investment income of $159,743 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.12 to $.04 and the ratio of net investment income to average net assets decreased from 3.61% to 1.45% for the three months ended September 30, 1998 as compared to the corresponding period of the prior year.

The Fund's net investment income was $129,001 for the nine months ended September 30, 1998 as compared to net investment income of $537,908 for the corresponding period of the prior year. Net investment income per limited partnership unit decreased from $.41 to $.11 and the ratio of net investment income to average net assets decreased from 3.88% to 1.27% for the nine months ended September 30, 1998 as compared to the corresponding period of the prior year.

Net investment income for both the three and nine month periods ended September 30, 1998 decreased primarily as a result of a decrease in investment income as compared to the corresponding periods of the prior year.

Investment income decreased $176,117 and $385,537, or 49.3% and 37.5%, for the three and nine month periods ended September 30, 1998, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the prepayment of the Fund's Elgin National Industries Inc. subordinated debt investment during November 1997. The Fund's total investments also decreased as a result of the Fund's repurchase of 7.51% of its Units during the fourth quarter of 1997. The negative effect of these items was partially offset by increases in interest income earned on temporary investments and on the LMC follow-on investments that were acquired during 1997 and 1998.

Total expenses decreased $61,119, or 30.9%, for the three months ended September 30, 1998, as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in professional fees, investment advisory fees and Independent General Partner fees and expenses. These decreases were partially offset by an increase in other expenses.

Total expenses increased $23,370, or 4.8%, for the nine months ended September 30, 1998, as compared to the corresponding period of the prior year. This increase resulted primarily from increases in other expenses, professional fees and Independent General Partner fees and expenses. The negative effect of these items was partially offset by a decrease in investment advisory fees.

Professional fees decreased during the three months ended September 30, 1998 as compared to the corresponding period of the prior year, primarily because of fees incurred during the prior year in connection with the Fund's analysis of an abandoned proposal, pursuant to which the Fund's Units would have been exchanged for shares in a newly-formed Delaware Business Trust. Professional fees increased slightly for the nine months ended September 30, 1998 as compared to the corresponding period of the prior year. The decrease discussed above with respect the three months ended September 30, 1998, was more than offset by legal fees incurred during the first six months of 1998 in connection with the LMC litigation.

The investment advisory fees decreased during the three and nine month periods ended

September 30, 1998 as compared to the corresponding periods of the prior year. These decreases resulted primarily from the effect of the repurchase of Units during the fourth quarter of 1997 and losses realized by the Fund during the second quarter of 1998 with respect to the MTI, Atlas Environmental, Inc. ("Atlas") and AR Accessories Group, Inc. ("ARA") portfolio investments. Both the repurchase of the Units and the realization of the losses decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

Independent General Partner fees and expenses decreased during the three months ended September 30, 1998 because during the corresponding period of the prior year the Fund paid fees and expenses to two incoming and one outgoing Independent General partners during a transition period during which new Independent General partners were being elected. The fees and expenses increased during the nine months ended September 30, 1998 because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and was not replaced until the third quarter of 1997.

Other expenses increased during the three and nine month periods ended September 30, 1998 as compared to the corresponding periods of the prior year, primarily as a result of insurance expense associated with a new liability insurance policy for the Fund's general partners that was initially purchased during September 1997.


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

The Fund's Huntington stock was sold for cash during February 1996. The Fund's share of the sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996. The balance of the sales proceeds were held in escrow to pay various transaction expenses, to fund contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. An agreement was reached with the buyer with regard to purchase price adjustments and other claims and the escrow accounts have been liquidated. The Fund received additional distributions of $19,920, $81,429, $76,343 and $1,177 during September 1996, May 1997, June 1998 and August 1998, respectively. The Fund recognized realized gains of $1,236,821, $81,429 and $77,520 from this transaction during 1996, 1997 and 1998, respectively.

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

On June 3, 1998, the Fund exchanged its Atlas subordinated notes and warrants for 989,414 shares of WMI common sock. WMI is an Atlanta, Georgia based waste management company that has recently announced an aggressive acquisition program.

Pursuant to the terms of the exchange agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter, both of which are priced at $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System ("WAST"), closed at $1.78 and $0.97 (an average of the closing bid and ask prices) on June 3, 1998 and September 30, 1998, respectively. Based on these prices, the Fund's WMI had trading values of $1,761,157 on the date of the exchange (June 3, 1998) and $959,732 on September 30, 1998. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position, FCM has decided to carry the WMI stock at the same nominal value that the Atlas securities were previously carried by the Fund. The 52 week low for the WMI common stock is $0.25 per share.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss which the Fund expects to claim for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The Fund is continuing to accrue an interest reserve with respect to the potential Canadian's sales tax at a 12% annualized rate, or $12,881 and $38,643, respectively, for the three and nine month periods ended September 30, 1998. These amounts are recorded as realized losses in the Fund's Statements of Operations.


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

The net increase in unrealized loss on investments during the three and nine month periods ended September 30, 1998 and the cumulative net unrealized loss on investments as of September 30, 1998 consisted of the following components:

                                                                            Unrealized Gain (Loss) Recorded
                                                                            -------------------------------
                                                    During the Three         During the Nine
                                                      Months Ended             Months Ended                   As of
          Portfolio Company                        September 30, 1998        September 30, 1998        September 30, 1998
------------------------------------              --------------------      --------------------      --------------------
Unrealized net loss recorded during
   prior periods with respect to
   investments disposed of during
   the period                                     $                 --      $          4,214,940      $                 --
KEMET                                                          (53,268)                 (225,298)                  304,465
LMC                                                                 --                        --                  (858,080)
RBM                                                           (363,431)                 (363,431)                 (363,431)
WMI                                                                 --                (1,321,794)               (1,321,794)
                                                  --------------------      --------------------      --------------------
                                                  $           (416,699)     $          2,304,417      $         (2,238,840)
                                                  ====================      ====================      ====================

KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $11.25 (an average of the closing bid and ask prices) on September 30, 1998. This price is down from the closing prices of $13.15625 and $19.3125 on June 30, 1998 and December 31, 1997, respectively. Based on the $11.25 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at September 30, 1998 had a market value of $314,370.

During August 1998, RBM notified the Fund that anticipated sales to certain large customers were expected to decline significantly in the upcoming year. Of particular concern, were sales to Digital Equipment Corporation, which has been acquired by Compaq Computer Corp. As a result of the anticipated decline in sales, RBM is attempting to restructure its debt, including the subordinated notes held by the Fund. The Fund received the quarterly interest payment that was due from RBM on August 24, 1998. As part of the proposed restructuring, RBM has asked the Fund to defer the quarterly interest payments due in November 1998, February 1999 and May 1999. The Fund is presently working with RBM and its other lenders to arrive at a satisfactory restructuring. As a result of these developments, the Fund recorded a $363,431 writedown at September 30, 1998 in the carrying value of its RBM investment.

See "Net Realized Gain (Loss) on Investments" for a discussion of the unrealized loss on the Fund's WMI stock investment.

FCM continually monitors both the Fund's portfolio companies and the markets, and continually evaluates the decision to hold or sell its traded securities.


Readiness for Year 2000

FCM has completed a review of the accounting and other information systems that are currently being utilized by FCM and the Fund with regard to Year 2000 issues. This review involved both actual tests of parts of the information systems that were conducted by third party consultants and representations received from various software vendors. FCM believes that all of these systems are Year 2000 compliant. All of the costs associated with this review were paid by FCM.

FCM also corresponded with appropriate third parties, such as the Fund's custodian and transfer agent, concerning whether their information systems are Year 2000 compliant. These third parties have represented that their information systems are either currently Year 2000 compliant or that they have identified the scope of required upgrades or changes to their information systems that are needed and that they have a plan in place to complete these upgrades on a timely basis.

As a result of the above discussed review, Year 2000 issues are not expected to have any material adverse effects on the Fund's results of operations or financial condition.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

On December 23, 1997, LMC commenced an action against Paul Wallace, a director of LMC and the trustee of its discontinued pension plan, in an effort to recover for a significant underfunding of LMC's discontinued pension plan. On January 27, 1998, LMC Holding Co. ("LMC Holding"), which held approximately 50% of the issued and outstanding common stock of LMC on that date, commenced an action against the Fund, FCPP and each of Paul Bagley, the Chairman of the Board and Chief Executive Officer of FCM, W. Duke DeGrassi, the President of FCM, and Donald R. Jackson, the Senior Vice President, Treasurer, Chief Financial Officer and Compliance Officer of FCM (collectively, the "Individual Defendants"), in their capacities as officers of FCM, in the First Judicial District Court in and for Cache County, State of Utah, entitled LMC Holding Co. v. Fiduciary Capital Partners, L.P., et al., Civil No. 98-0100077 (the "LMC Action"). LMC Holding is controlled by Paul Wallace. FCM believes that the LMC Action was commenced in response to the action previously filed by LMC against Mr. Wallace. The Fund, FCPP and the Individual Defendants entered into a settlement agreement with LMC Holding, effective April 20, 1998. As part of the settlement, the Fund and FCPP have been able to increase their percentage ownership of LMC in exchange for additional capital contributions. The LMC Action was subsequently dismissed with prejudice. FCM believes that the additional investment by the Fund and FCPP will allow LMC to implement a business plan designed to restore it to profitability within the next few years. LMC continues to pursue its legal action against Mr. Wallace with respect to the underfunding of its discontinued pension plan.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits and Reports to be filed:

Exhibit No.       Description
-----------       -----------

     11.1         Statement of Computation of Net Investment Income Per Limited
                  Partnership Unit.

     19.1         Reports Furnished to Securities Holders.

     27.1         Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Fiduciary Capital Partners, L. P.
                                (Registrant)


                                By: FCM Fiduciary Capital Management Company Managing General Partner


Date: November 9, 1998                 By:      /s/ Donald R. Jackson
                                                ---------------------
                                                Donald R. Jackson
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