Form 10-K405
period 1998-12-31
FIDUCIARY CAPITAL PARTNERS L P
filed 1999-03-30
CIK 841687

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1998
                           -----------------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------

Commission file number    0-17737
                      ----------------------------------------------------------

                        Fiduciary Capital Partners, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                                86-0653600
---------------------------                          ---------------------------
 (State of organization)                                  (I.R.S. Employer
                                                          Identification No.)

410 17th Street, Suite 400
    Denver, Colorado                                           80202
---------------------------                          ---------------------------
  (Address of principal                                     (Zip Code)
  executive offices)


Registrant's telephone number, including area code: (303) 446-2187

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                        Fiduciary Capital Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1998


                                Table of Contents

                                                                          Page
                                                                          ----
Part I

Item 1      Business........................................................1
Item 2      Properties......................................................7
Item 3      Legal Proceedings...............................................8
Item 4      Submission of Matters to a Vote
                of Security Holders.........................................8


Part II

Item 5      Market for Registrant's Common Equity
                and Related Stockholder Matters.............................9
Item 6      Selected Financial Data.........................................9
Item 7      Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations .................................11
Item 8      Financial Statements and
                Supplementary Data........................................F-1
Item 9      Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure.......................................20


Part III

Item 10     Directors and Executive Officers
                of the Registrant .........................................21
Item 11     Executive Compensation.........................................24
Item 12     Security Ownership of Certain
                Beneficial Owners and Management ..........................24
Item 13     Certain Relationships and
                Related Transactions ......................................25


Part IV

Item 14     Exhibits, Financial Statement Schedules
                and Reports on Form 8-K....................................26

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

Pursuant to the terms of the repurchase policy, the Fund has annually offered to repurchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

Repurchases of Units since the adoption of the plan are summarized as follows:

                         Units Repurchased           Net Asset Value per Unit
                     ---------------------------     ------------------------
                                    Percentage
    Date of                       of Outstanding                   Net of the
Repurchase Offer      Number           Units           Gross         2% Fee
----------------     --------     --------------     ---------     ----------
November 1993        117,979           6.54%         $   18.35     $    17.98
November 1994        160,172           9.49%             18.41          18.04
November 1995        119,705           7.84%             19.67          19.28
November 1996        108,068           7.68%             15.91          15.59
November 1997         97,612           7.51%             13.97          13.69
November 1998         91,870           7.65%              9.73           9.54

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $5.03 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments. The Fund presently has only four remaining investments in portfolio companies, which are expected to generate only limited amounts of interest income for the Fund during 1999 and future years.

As a result of these developments, the Fund is not expected to have sufficient liquidity to continue to (i) fund quarterly cash distributions, (ii) fund the annual repurchase offers, and (iii) pay its operating expenses. Accordingly, the General Partners are presently considering a number of alternative actions through which the Fund could be liquidated during 1999 or 2000. Once a specific plan of liquidation is developed, the General Partners will follow the requisite regulatory procedures required to liquidate the Fund. The procedures are expected to include requesting Limited Partner approval of the liquidation plan through a proxy solicitation.

It is currently anticipated that the Fund will not have sufficient liquidity to fund a repurchase offer during 1999. If the Fund does not have sufficient liquidity, the General Partners have the authority to forego the repurchase offer under the terms of the Fund's repurchase policy. In addition, the termination of the annual repurchase offer is expected to be included in any plan of liquidation that is submitted to the Limited Partners for their approval.

Each Fund's participation in the following portfolio investments is in proportion to the amount of capital that each Fund had available for investment at the time each investment was acquired. All amounts shown in this Report with respect to investments represent only the Fund's proportionate share of the amounts involved.

Portfolio Investments

As of December 31, 1998, the Fund held portfolio investments in three Managed Companies, with an aggregate cost of approximately $9.0 million and one investment in a Non-Managed Company with a cost of approximately $1.3 million. Managed Companies are those to which significant managerial assistance is offered.

The Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies after 1995, the Fund is no longer permitted to acquire investments in new portfolio companies.

During 1998, the Fund purchased $2,488,950 of LMC Corporation ("LMC") common stock as an additional follow-on investment. In addition, the outstanding principal amount of the LMC 12% Senior Subordinated Revolving Notes due October 31, 2000, decreased by $54,640, from $1,967,040 at December 31, 1997 to
$1,912,400 at December 31, 1998. (For a further discussion of LMC, see section below, "Follow-On Investments in 1998".)

Also in 1998, the Fund sold all of its Mobile Technology, Inc. ("MTI") stock and warrants and received final distributions from the escrow accounts that were established during 1996 in connection with the sale of the Fund's Huntington Holdings, Inc. ("Huntington") stock. The Fund received $268,989 in proceeds from these transactions. The Fund also wrote off the entire cost of its equity investment in AR Accessories Group, Inc. ("ARA") (formerly known as Amity Leather Products Co.) as a realized loss following ARA's liquidation in bankruptcy and exchanged its Atlas Environmental, Inc. ("Atlas") subordinated notes and warrants for WasteMasters, Inc. ("WMI") common stock. (For a further discussion, see section below, "Disposition of Portfolio Investments in 1998".)

The Fund also stopped accruing interest on its RBM Senior Subordinated Secured Notes during 1998. (For a further discussion, see section below, "Other Portfolio Investments".)


                          Follow-On Investments in 1998

LMC Corporation

The Company LMC has long been a leading U.S. manufacturer of low ground pressure track vehicles used for construction, infrastructure development and landscaping. The primary purchasers of these vehicles include private contractors, ski resorts, utility companies and governmental agencies for use on construction sites and/or environmentally sensitive locations.

LMC has developed and is selling its most powerful and versatile tracked vehicle to date, the TrackMaster 75(TM). Manufactured with significantly improved efficiency in LMC's newly acquired facility, the TrackMaster 75(TM) can carry a 2,500 pound payload at a rate of 8 miles per hour while impacting the ground at less than 2 pounds per square inch.

Manufacturing takes place under one roof at LMC corporate headquarters located at the LMC Business Park in Brigham City, Utah. This site affords LMC increased flexibility in its manufacturing processes as well as the potential to sub-lease space to other firms.

In recent years, LMC has reported significant operating losses and negative EBITDA. For the fiscal year ended September 30, 1998, LMC reported a net loss of approximately $4.5 million and negative EBITDA of approximately $3.3 million. As of September 30, 1998, LMC had total assets of approximately $9 million and shareholders' equity of approximately $250,000.

LMC is pursuing a multi-year strategy of market repositioning and corporate restructuring. This strategy focuses on (i) emphasizing the sale of current products with higher margins, (ii) developing and introducing new products to expand the company's offerings to niche markets, and (iii) controlling manufacturing costs by implementing productivity initiatives. LMC's ability to achieve profitable operations is dependent on its ability to successfully implement this management strategy and the availability of necessary debt or equity financing.

History of Investment During June 1994, the Fund invested $2,551,920 in LMC. The investment consisted of $2,604,000 of 13.00% Senior Subordinated Notes due May 31, 1999 with warrants to acquire common stock.

During February 1996, the Fund participated in a financial restructuring of its LMC investment. The Fund converted its existing LMC subordinated debt and warrants into preferred stock and purchased $545,600 of new common stock. As a result of the restructuring, the Fund increased its ownership of LMC's common stock from approximately 13% to approximately 27%.

During November 1996, the Fund purchased $1,967,040 of LMC's 12% Senior Subordinated Revolving Notes due October 31, 2000. The outstanding principal balance of these revolving notes, which fluctuates, totaled $1,912,400 at December 31, 1998.

During February and March 1998, the Fund purchased $551,000 of LMC's Senior Subordinated Revolving Notes due August 20, 1998.

During April 1998, the Fund agreed to again restructure and increase its aggregate investment in LMC. In the restructuring, $1,639,200 of the Fund's LMC Senior Subordinated Revolving Notes due October 31, 2000 were converted into additional LMC common stock. This left LMC with the ability to reborrow the $1,639,200. Since that time, LMC has periodically made draw downs under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $551,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998, as described in the preceding paragraph. As a result of this second restructuring, the Fund's percentage ownership of LMC's common stock increased from approximately 27% to approximately 48%.

During August 1998, the Fund purchased an additional 1,699,500 shares of LMC common stock for $849,750. As a result of this stock purchase, the Fund's percentage ownership of LMC's common stock increased from approximately 48% to approximately 50%.


                  Dispositions of Portfolio Investments in 1998

Huntington Holdings, Inc. During 1992, the Fund purchased subordinated notes and warrants to purchase common stock in Huntington. During February 1994, Huntington prepaid the subordinated notes that the Fund held.

The Fund continued to hold the warrants to purchase common stock until 1996. During December 1995, Huntington entered into a letter of intent, under the terms of which all Huntington stock would be sold for cash. The sale was consummated during February 1996. The Fund's share of the actual sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996. The balance of the sales proceeds was held in escrow to pay transaction expenses, to fund contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. During 1998, an agreement was reached with the buyer with regard to purchase price adjustments and other claims and the escrow accounts were liquidated. The Fund received additional distributions of $19,920, $81,429, $76,343 and $1,177 during September 1996, May 1997, June 1998 and
August 1998, respectively. The selling shareholders, including the Fund, could be required under certain of the seller's representations to reimburse the buyer for certain costs and expenses, even though the escrow account has been liquidated.

Huntington, headquartered in Huntington, Indiana, is one of the largest manufacturers and marketers of maintenance and cleaning chemicals in North America. Huntington produces a wide range of intermediate and final-stage cleansers, sterilants and disinfectants for use by hospitals, schools, nursing homes and various industries.

AR Accessories Group, Inc. During 1992, the Fund purchased subordinated notes, warrants to purchase Class B common stock and Class A common stock in ARA. During August 1994, ARA prepaid the subordinated notes that the Fund held. The Fund continued to hold the Class A common stock and the warrants to purchase Class B common stock.

During February 1998, ARA hired a crisis manager to assist it in addressing continuing significant declines in the company's sales and profits. The hiring of the crisis manager was precipitated by ARA's lenders, which notified ARA of defaults under its credit lines and demanded that ARA repay overadvances that were made during 1997. The Fund was notified that ARA was considering a number of options for solving these problems, including a possible bankruptcy filing and the sale of the company, or certain of its operations.

ARA filed for bankruptcy protection during March 1998. ARA's assets were liquidated at auction during May 1998, with the proceeds from the sale satisfying only a portion of ARA's debt. The cost of the Fund's equity investment in ARA was written off as a realized loss during May 1998.

ARA manufactured men's and ladies' fine personal leather goods and distributed these products to department stores, mass merchandisers and company-owned Wallet Works stores. ARA marketed its products under the brand names of Rolfs, Amity and LaGarde. Headquartered in West Bend, Wisconsin, the Company was founded in 1915 and was family-controlled prior to a management buyout in 1992.

Mobile Technology, Inc. During 1991, the Fund purchased subordinated notes and various equity securities in MTI and its parent company.

The Fund stopped accruing interest on the MTI notes that it held, effective October 1, 1992. During January 1993, MTI commenced restructuring negotiations with its various lenders outside of bankruptcy proceedings. These restructuring negotiations were successfully completed and the restructuring was consummated during July 1994. Pursuant to the terms of the restructuring, the Fund and MTI's other subordinated lenders exchanged their subordinated notes for common stock. The Fund recognized a realized loss of $3,987,656 during 1994 as a result of this restructuring.

During August 1996, MTI consummated a second financial restructuring pursuant to which a substantial amount of its remaining corporate debt was converted to equity. In this restructuring, the existing shareholders, including the Fund, received a reduced number of shares of common stock, along with warrants to purchase additional common stock.

During January 1998, MTI entered into an agreement pursuant to which the company was sold. This sale was consummated June 1998, with the Fund receiving $191,469 from the sale of its MTI common stock and warrants.

MTI, headquartered in Los Angeles, California, is a provider of magnetic resonance imaging and computed tomography mobile shared-services.

WasteMasters, Inc. and Atlas Environmental, Inc. During January 1996, the Fund invested $3,855,398 in Atlas. The investment consisted of $3,934,080 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire common stock. The warrants had an exercise price of $8.00 per share.

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

During August 1996, Atlas entered into a letter of intent, under the terms of which some of the company's businesses would be sold for cash. During November 1996, the purchaser notified Atlas that it wanted to renegotiate the terms of the transaction, including a reduction in the purchase price. Atlas management was unable to reach a revised agreement with the purchaser and Atlas remained in default on its debt. During January 1997, Atlas filed for Chapter 11 bankruptcy protection.

As a result of these developments, the Fund stopped accruing interest on the subordinated notes during April 1996 and wrote the carrying value of its Atlas investment down during 1996 and 1997 to a nominal amount.

During June 1998, the Fund exchanged its Atlas subordinated notes and warrants for 989,414 shares of common stock in WMI, an Atlanta, Georgia based waste management company.

Pursuant to the terms of the exchange agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right to first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position, FCM recorded the WMI stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WMI common stock is $0.16 per share and the current bid price (March 24, 1999) is $0.31 per share.


                           Other Portfolio Investments

KEMET Corporation ("KEMET") The Fund acquired various subordinated debt and equity investments in KEMET and its subsidiary, KEMET Electronics Corporation ("KEMET Electronics"), during 1991 and 1993.

During October 1992, KEMET completed an initial public offering ("IPO") of its common stock. The stock trades on the NASDAQ National Market System under the symbol "KMET". During June 1993, KEMET Electronics prepaid its subordinated notes which the Fund held following the successful completion of a secondary stock offering. As of December 31, 1993, the Fund continued to hold the KEMET common stock and warrants. During 1994, the Fund exercised its warrants and sold a portion of the common stock, realizing total sales proceeds of $1,528,731. During 1995, the Fund sold additional shares of stock, realizing total additional sales proceeds of $3,903,055. KEMET also declared a two-for-one stock split during 1995. The Fund has not sold any additional shares since 1995.

The Fund has 27,944 shares of KEMET stock remaining as of December 31, 1998. The Fund's cost basis in its KEMET stock is approximately $.35 per share. At December 31, 1998, the stock closed at $11.4375 (an average of the closing bid and ask prices).

KEMET, headquartered in Greenville, South Carolina, is a leading manufacturer and distributor of both solid tantalum and monolithic ceramic capacitors used as components in circuit boards.

R.B.M. Precision Metal Products, Inc. ("RBM") During May 1995, the Fund invested $1,430,800 in RBM. The investment consisted of $1,460,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

RBM had a record year for fiscal 1998, with sales of approximately $30 million and EBITDA of approximately $2.7 million. However, these sales were achieved primarily through one contract with Digital Equipment Corporation ("DEC"). During August 1998, RBM notified the Fund that anticipated sales to DEC and other large customers were expected to decline significantly in the upcoming year. Of particular concern were sales to DEC, which has been acquired by Compaq Computer Corp. As a result of the expected decline in sales, RBM began the process of restructuring its debt, including the subordinated debt held by the Fund. The Fund received the quarterly interest payment that was due from RBM on August 24, 1998. The interest payment that was due during November 1998 was deferred and became part of the restructuring amounts.

During December 1998, RBM and its lenders completed a restructuring under which a new senior lender, Norwest Business Credit, replaced Bank of America. As part of this transaction, RBM's equity sponsor contributed additional equity to the company and the subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully-diluted basis, increased from 6.6% to 8.1%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund. As a result of these developments, the Fund stopped accruing interest on its RBM Senior Subordinated Secured Notes effective August 25, 1998.

RBM, headquartered in Colorado Springs, Colorado, is a manufacturer of precision sheet metal enclosures, chassis and assemblies for business machines.

Competition

The Fund's investment period ended on December 31, 1995, and the Fund is engaged in an orderly liquidation. Each of the Fund's remaining four portfolio companies experience substantial competition in their respective businesses.

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

FCM believes that none of the above discussed litigation will have any material adverse effect on the business, financial condition and results of operations of the Fund, taken as a whole, beyond the reserves that have been established.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop.

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units.

Repurchases of Units since the adoption of the plan are summarized in Item 1 of this Report, "Business".

As of March 1, 1999, the number of Limited Partners of record was approximately 1,750.

The Fund made the following distributions to its partners with respect to 1997 and 1998:


  Quarter During           Total              Amount of
 Which Distributed       Amount of          Distribution
 Cash was Generated    Distribution(1)      Per $20 Unit         Payment Date
 ------------------    ---------------      ------------       ----------------
   1st Quarter 1997    $       393,690      $   .30            May 15, 1997
   2nd Quarter 1997            393,690          .30            August 14, 1997
   3rd Quarter 1997          1,705,988         1.30            November 14, 1997
   4th Quarter 1997          1,213,701         1.00            February 13, 1998
   1st Quarter 1998          1,327,456      1.13/1.00(2)       May 15, 1998
   2nd Quarter 1998          1,207,004         1.00            August 14, 1998
   3rd Quarter 1998            364,110          .30            November 13, 1998
   4th Quarter 1998            336,271          .30            February 12, 1999

-----------------
(1)      Includes distributions to the Managing General Partner.
(2) The per Unit distribution amount varied between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution resulted from the Units being issued on different dates during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. These disproportionate distribution rates eliminated the remaining Preferred Return amounts, leaving all Units on an equal basis going forward.

Cash distributions for 1997 were paid out of net investment income (27.4%), realized gains on investments (51.4%) and a return of capital (21.2%). Cash distributions for 1998 were paid out of net investment income (4.0%), realized gains on investments (53.9%) and a return of capital (42.1%).

The Fund currently expects 1999 distributions to continue at a rate of $.30 per Unit per quarter for all Limited Partners, subject to discontinuance pursuant to a plan of liquidation, if one is approved.


Item 6.  Selected Financial Data

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $5.03 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments. The Fund presently has only four remaining investments in portfolio companies, which are expected to generate only limited amounts of interest income for the Fund during 1999 and future years.

As a result of these developments, the Fund is not expected to have sufficient liquidity to continue to (i) fund quarterly cash distributions, (ii) fund the annual repurchase offers, and (iii) pay its operating expenses. Accordingly, the General Partners are presently considering a number of alternative actions through which the Fund could be liquidated during 1999 or 2000. Once a specific plan of liquidation is developed, the General Partners will follow the requisite regulatory procedures required to liquidate the Fund. The procedures are expected to include requesting Limited Partner approval of the liquidation plan through a proxy solicitation.

It is currently anticipated that the Fund will not have sufficient liquidity to fund a repurchase offer during 1999. If the Fund does not have sufficient liquidity, the General Partners have the authority to forego the repurchase offer under the terms of the Fund's repurchase policy. In addition, the termination of the annual repurchase offer is expected to be included in any plan of liquidation that is submitted to the Limited Partners for their approval.

The following selected financial data of the Fund has been derived from the financial statements for the indicated periods. The information set forth below should be read in conjunction with the Fund's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report.

                                                             As of December 31
                                                          or Year Ended December 31
                                        ------------------------------------------------------------
                                          1998         1997         1996         1995         1994
                                        --------     --------     --------     --------     --------
                                                  (in thousands, except per Unit amounts)
    Total Investment Income             $    743     $  1,647     $  1,600     $  2,669     $  2,802
    Net Investment Income                    108        1,017          952        2,037        2,127
    Net Realized and Unrealized
      (Loss) Gain on Investments          (1,089)        (314)      (1,358)      (2,592)       1,824
    Cash Distributions Declared
      to Partners                          3,235        3,707        1,673        1,815        2,995
    Repurchase of Units                      894        1,364        1,719        2,355        2,949
    Total Assets                          11,254       17,195       20,751       24,143       29,188
    Net Assets                            10,347       15,457       19,825       23,623       28,347
    Value of Investments                  10,281       16,788       20,357       23,799       27,729

Per Unit of Limited Partnership
    Interest:
      Net Investment Income(1)               .08          .78          .68         1.33         1.26
      Net Realized and Unrealized
       (Loss) Gain on Investments(1)        (.80)        (.25)        (.96)       (1.70)        1.08
      Cash Distributions Declared
       to Partners(2)                       2.70         2.90         1.20         1.20         1.80
      Net Asset Value                       9.51        12.91        15.28        16.79        18.55

---------------
(1) Calculated using the weighted average number of Units outstanding during the years ended December 31, 1998, 1997, 1996, 1995 and 1994 of 1,190,993, 1,288,211, 1,395,138, 1,513,503 and 1,669,129, respectively.
(2) Distribution amounts are reflected during the year in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such year.

                        FIDUCIARY CAPITAL PARTNERS, L.P.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Fund's audited Financial Statements and the Notes thereto. This Report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Fund's actual results may differ materially from those anticipated in these forward-looking statements. While the Fund can not always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements, factors that might cause such a difference include general economic and business conditions, effects of competition and the Year 2000 issue on the business of the portfolio companies and other factors discussed elsewhere in this Report. Readers are urged to consider statements that include the terms "believes", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. The Fund undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

During 1990, the Fund completed a public offering of its Units. Net offering proceeds available to the Fund, after deducting commissions and other offering costs, totaled $31,860,015.

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to purchase up to an additional 2% of the outstanding Units.

Repurchases of Units since the adoption of the plan are summarized as follows:

                         Units Repurchased           Net Asset Value per Unit
                     ---------------------------     ------------------------
                                    Percentage
    Date of                       of Outstanding                   Net of the
Repurchase Offer      Number           Units           Gross         2% Fee
----------------     --------     --------------     ---------     ----------
   November 1993      117,979          6.54%         $   18.35     $    17.98
   November 1994      160,172          9.49%             18.41          18.04
   November 1995      119,705          7.84%             19.67          19.28
   November 1996      108,068          7.68%             15.91          15.59
   November 1997       97,612          7.51%             13.97          13.69
   November 1998       91,870          7.65%              9.73           9.54


The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $5.03 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments. The Fund presently has only four remaining investments in portfolio companies, which are expected to generate only limited amounts of interest income for the Fund during 1999 and future years.

As a result of these developments, the Fund is not expected to have sufficient liquidity to continue to (i) fund quarterly cash distributions, (ii) fund the annual repurchase offers, and (iii) pay its operating expenses. Accordingly, the General Partners are presently considering a number of alternative actions through which the Fund could be liquidated during 1999 or 2000. Once a specific plan of liquidation is developed, the General Partners will follow the requisite regulatory procedures required to liquidate the Fund. The procedures are expected to include requesting Limited Partner approval of the liquidation plan through a proxy solicitation.

It is currently anticipated that the Fund will not have sufficient liquidity to fund a repurchase offer during 1999. If the Fund does not have sufficient liquidity, the General Partners have the authority to forego the repurchase offer under the terms of the Fund's repurchase policy. In addition, the termination of the annual repurchase offer is expected to be included in any plan of liquidation that is submitted to the Limited Partners for their approval.

As of December 31, 1998, the Fund held portfolio investments in three Managed Companies, with an aggregate cost of approximately $9.0 million, and one investment in a Non-Managed Company, with a cost of approximately $1.3 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 74.8% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed IPOs of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET stock.

As of December 31, 1998, the Fund's remaining assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

During 1998, the Fund sold its MTI stock and warrants and received final distributions from the escrow account that was established during 1996 in connection with the sale of the Fund's Huntington stock. In total, the Fund received $268,989 in proceeds from these transactions.

Accrued interest receivable increased $26,412 from $76,821 at December 31, 1997 to $103,233 at December 31, 1998. This increase resulted primarily from the fact that the quarterly interest payment that was due on the LMC notes on October 1, 1998 was not received by the Fund until January 1999. The impact of the past due status of this LMC interest payment was partially offset by the Fund's decision to stop accruing interest on the RBM notes effective during August 1998.

Other assets decreased $34,201 from $66,060 at December 31, 1997 to $31,859 at December 31, 1998. This decrease resulted primarily from the collection of a receivable from LMC for legal fees that the Fund advanced on behalf of LMC during 1997.

Accounts payable and accrued liabilities increased $54,523 from $484,837 at December 31, 1997 to $539,360 at December 31, 1998. This increase resulted primarily from an increase in the Fund's litigation related reserve during 1998. This reserve represents $506,660, or approximately 94%, of the total accounts payable and accrued liabilities at December 31, 1998.

Distributions payable to partners decreased $877,430, from $1,213,701 at December 31, 1997 to $336,271 at December 31, 1998. This decrease resulted from both a decrease in the quarterly distribution rate from $1.00 per Unit for the fourth quarter of 1997 to $.30 per Unit for the fourth quarter of 1998 and from a 7.65% decrease in the number of outstanding Units as a result of the repurchase of Units by the Fund during November 1998.

During 1998, the Fund declared quarterly cash distributions to its partners in the aggregate amount of $3,234,841, which were paid during the months of May, August and November 1998 and February 1999. The per Unit distribution rate for the first quarter of 1998 varied between $1.00 and $1.13 depending upon the closing in which the particular Units were issued. This disproportionate cash distribution resulted from the Units being issued on different days during 1990, and thus being entitled to differing Preferred Return amounts, as defined in the Fund's Partnership Agreement. The disproportionate rates eliminated the remaining Preferred Return amounts, leaving all Units on an equal basis going forward. The per Unit distribution rates were $1.00, $.30 and $.30 for all Units for the second, third and fourth quarters of 1998, respectively. In the aggregate, the 1998 distributions were paid out of current net investment income (4.0%), realized gains on investments (53.9%) and a return of capital (42.1%).

The Fund currently expects 1999 distributions to continue at a rate of $.30 per Unit per quarter for all Limited Partners, subject to discontinuance pursuant to a plan of liquidation, if one is approved.

The Fund has accrued approximately $507,000 for certain known potential liabilities related to a former investment of the Fund. In addition, the Fund may be exposed to other asserted or unasserted legal claims encountered in the course of its activities, past and present. Other than those amounts for which the Fund has specifically accrued, management does not believe the ultimate resolution of these matters will have a material impact on the operating results, financial position or cash flows of the Fund.

Results of Operations

Investment Income and Expenses

The Fund's investment income consists primarily of interest income earned from the various debt investments held by the Fund. The Fund also received dividend income during 1997 from the ENI Holding Corp. ("ENI") preferred stock, which was sold during 1997. Major expenses include professional fees, fund administration fees, investment advisory fees and administrative expenses.

1998 Compared to 1997

The Fund's net investment income was $107,781 for the year ended December 31, 1998 on total investment income of $743,018 as compared to net investment income of $1,016,693 on total investment income of $1,646,796 for the prior year. Net investment income per limited partnership unit decreased from $.78 to $.08 and the ratio of net investment income to average net assets decreased from 5.69% to 0.84% for the year ended December 31, 1998 in comparison to the prior year.

Net investment income for the year ended December 31, 1998 decreased primarily as a result of a decrease in investment income in comparison to the prior year.

Investment income decreased $903,778, or 54.9%, for the year ended December 31, 1998 in comparison to the prior year. This decrease resulted primarily from (i) the prepayment of the Fund's Elgin National Industries, Inc. ("Elgin") subordinated debt investment during November 1997, (ii) the disposition of the ENI preferred stock during November 1997, and (iii) the decision to stop accruing interest on the Fund's RBM subordinated debt investment effective during August 1998. The combined negative impact of these items was partially offset by increases in the amount of interest income earned on temporary investments and the various LMC debt investments.

Total expenses increased $5,134, or 0.8%, for the year ended December 31, 1998 in comparison to the prior year. This increase resulted primarily from increases in other expenses and Independent General Partner fees and expenses. These increases were substantially offset by a decrease in investment advisory fees and, to a lesser extent, by a small decrease in professional fees.

Other expenses increased during 1998 primarily as a result of insurance expense associated with a new liability insurance policy for the Fund's general partners that was initially purchased during September 1997.

Independent General Partner fees and expenses increased during 1998 primarily because one of the Fund's three Independent General Partners resigned during the fourth quarter of 1996 and was not replaced until the third quarter of 1997.

Investment advisory fees decreased during 1998 primarily as a result of (i) the repurchase of Units during November 1997 and 1998, (ii) the payment of quarterly cash distributions during 1998 that exceeded the Limited Partners' Preferred Return (as defined in the Fund's Partnership Agreement) and (iii) losses realized by the Fund during the second quarter of 1998 with respect to the MTI, Atlas and ARA investments. All three of these items decreased the amount of the Fund's available capital (as defined in the Fund's Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

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

Investment income increased $46,309, or 2.9%, for the year ended December 31, 1997 in comparison to the prior year. This increase resulted primarily from the receipt of the accumulated preferred stock dividends that were paid on the ENI preferred stock at the time of its disposition. The positive impact of the ENI dividend income was significantly offset by a decrease in interest income. A number of factors contributed to the decline in interest income, including (i) the decision to stop accruing interest on the Fund's Atlas subordinated debt investment effective April 1996, (ii) the prepayment of the Fund's Elgin subordinated debt investment during November 1997, and (iii) reduced amounts of temporary investments as a result of the Fund utilizing a portion of its cash reserves to fund the LMC follow-on investment and to repurchase Units during both November 1996 and 1997. The negative effect of these items was partially offset by the increase in interest income earned on the LMC follow-on investment.

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

Professional fees increased during 1997 primarily because of fees incurred in connection with the Fund's analysis of a proposal pursuant to which its Units would have been exchanged for shares in a newly formed Delaware Business Trust. FCM decided not to pursue this proposal.

Net Realized Gain (Loss) on Investments

The Fund realized net losses of $3,948,869 during the year ended December 31, 1996, net gains of $3,545,258 during the year ended December 31, 1997 and net losses of $3,008,930 during the year ended December 31, 1998.

During 1996, the Fund realized a gain from the sale of the Fund's Huntington investment and realized a loss on the Fund's Canadian's investment. The net realized gain for 1997 resulted from gains on the Fund's Neodata Corporation, Elgin, ENI and Huntington investments, including a prepayment premium, and an additional realized loss on the Fund's Canadian's investment.

The Fund owned an equity position in ARA (formerly known as Amity Leather Products Co.) since 1992. This equity position was acquired in connection with a subordinated debt investment, which ARA prepaid during 1994.

ARA reported significantly reduced earnings and cash flows from operations during 1997. During February 1998, ARA hired a crisis manager to assist it in addressing continuing significant declines in the company's sales and profits. The hiring of this crisis manager was precipitated by ARA's lenders, which notified ARA of defaults under its credit lines and demanded that ARA repay overadvances that were made during 1997. The Fund was notified that ARA was considering a number of options for solving these problems, including a possible bankruptcy filing and the sale of the company, or certain of its operations.

ARA filed for bankruptcy protection during March 1998. ARA's assets were liquidated at auction during May 1998, with the proceeds from the sale satisfying only a portion of ARA's debt. The $378,011 cost of the Fund's equity investment in ARA was written off as a realized loss during May 1998.

During June 1998, the Fund received $191,469 from the sale of its MTI common stock and warrants. The Fund recorded a realized loss of $96,461 from this sale.

The Fund's Huntington stock was sold for cash during February 1996. The Fund's share of the sales proceeds totaled $1,511,364, of which $1,320,711 was received during February 1996. The balance of the sales proceeds was held in escrow to pay various transaction expenses, to fund contingent purchase price adjustments and as collateral for potential claims of the buyer with respect to representations made by the selling shareholders, including the Fund. An agreement was reached with the buyer with regard to purchase price adjustments and other claims and the escrow accounts were liquidated during 1998. The Fund received distributions from the escrow accounts of $19,920, $81,429, $76,343 and $1,177 during September 1996, May 1997, June 1998 and August 1998, respectively. The Fund recognized realized gains of $1,236,821, $81,429 and $77,520 from this transaction during 1996, 1997 and 1998, respectively. The selling shareholders, including the Fund, could be required under certain of the seller's representations to reimburse the buyer for certain costs and expenses, even though the escrow accounts have been liquidated.

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

On June 3, 1998, the Fund exchanged its Atlas subordinated notes and warrants for 989,414 shares of common stock of WMI, an Atlanta, Georgia based waste management company. Pursuant to the terms of the agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System ("WAST"), closed at $1.78 and $0.33 (an average of the closing bid and ask prices) on June 3, 1998 and December 31, 1998, respectively. Based on these prices, the Fund's WMI had trading values of $1,761,157 on the date of the exchange (June 3, 1998) and $326,507 on December 31, 1998. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, FCM has decided to carry the WMI stock at the same nominal value that the Atlas securities were previously carried by the Fund. The 52-week low for the WMI common stock is $0.16 per share.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss which the Fund claimed for income tax purposes from the disposition of the Atlas securities. The $1,321,794 balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The Fund incurred approximately $50,000 of realized losses during the year ended December 31, 1998 as a result of adjustments relating to certain previously held investments.

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

Prior to 1996, the Fund had recorded cumulative net unrealized loss on investments of $3,275,329. During 1996, the Fund recorded $94,187 of unrealized gain and $1,344,097 of unrealized loss on investments. In addition, the Fund disposed of investments during 1996 with respect to which the Fund had recorded $3,841,121 of net unrealized loss during prior years. Therefore, at December 31, 1996, the Fund had net unrealized loss on investments of $684,118.

During 1997, the Fund recorded $11,869 of unrealized gain and $3,976,377 of unrealized loss on investments. In addition, the Fund disposed of investments during 1997 with respect to which the Fund had recorded $105,369 of net unrealized loss during prior years. Therefore, at December 31, 1997, the Fund had net unrealized loss on investments of $4,543,257.

The net decrease in unrealized loss on investments during 1998 and the cumulative net unrealized loss on investments at December 31, 1998, consisted of the following components:

                                               Net Changes     Net Unrealized
                                              in Unrealized      Gain (Loss)
                                               Gain (Loss)     Recorded as of
        Portfolio Investment                   During 1998    December 31, 1998
        --------------------                  -------------   -----------------
Unrealized net loss recorded during
  prior years with respect to investments
  disposed of during 1998                     $   4,214,940     $        --

KEMET                                              (220,059)        309,704
LMC                                                      --        (858,080)
RBM                                                (753,634)       (753,634)
WMI                                              (1,321,794)     (1,321,794)
                                              -------------     -----------
                                              $   1,919,453     $(2,623,804)
                                              =============     ===========

KEMET completed an IPO of its common stock during 1992. The stock, which trades on the NASDAQ National Market System, closed at $11.4375 (an average of the closing bid and ask prices) on December 31, 1998. This price is down from the closing price of $19.3125 on December 31, 1997. Based on the $11.4375 closing trading price of the common stock, the 27,944 shares of common stock that the Fund held at December 31, 1998 had a market value of $319,609.

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

LMC has a defined contribution plan (the "Plan"), which was closed during 1995. The current and previous trustees of the Plan failed to assure that the Plan was properly funded. In order to rectify this problem, LMC has made demands on the current and previous trustees of the Plan and the previous controlling shareholders that these parties make the necessary payments to the Plan. LMC has filed suit against the current trustee, whose wholly-owned company currently owns approximately 9% of LMC's common stock, and expects to prevail in this litigation, although there can be no assurance that this will be the case.

The Internal Revenue Service ("IRS") performed an audit on the Plan during 1998, in which it reviewed certain of the years with respect to which the Plan was not properly funded. At the conclusion of their audit, the IRS notified LMC that it had determined the underfunding for the years reviewed to be $243,385. The IRS also imposed a penalty of $12,362, which LMC has paid. LMC is currently in discussions with the IRS concerning how and when the $243,385 assessment, and the related interest, must be paid. If LMC is required to make the payments prior to resolution of the litigation with the current trustee of the Plan, it will have a negative impact on LMC's working capital availability. In addition, it is possible that additional assessments could be made in the future for underfundings of the Plan with respect to earlier years.

As a result of this matter and its potential impact on LMC, the Fund recorded an additional $317,280 write down in the value of its LMC investment during 1997. On a cumulative basis, as of December 31, 1998, the Fund's LMC investment has been written down in value by $858,080. The Fund and LMC's other stockholders made follow-on investments in LMC during 1996, 1997 and 1998 in order to provide LMC with working capital required to fund significant continuing operating losses, develop a new product, finance the downpayment on and move to a new facility and to purchase capital equipment needed to modernize the company's production operations.

RBM had a record year for fiscal 1998, with sales of approximately $30 million and EBITDA of approximately $2.7 million. However, these sales were achieved primarily through one contract with Digital Equipment Corporation ("DEC"). During August 1998, RBM notified the Fund that anticipated sales to DEC and other large customers were expected to decline significantly in the upcoming year. Of particular concern were sales to DEC, which has been acquired by Compaq Computer Corp. As a result of the expected decline in sales, RBM began the process of restructuring its debt, including the subordinated debt held by the Fund. The Fund received the quarterly interest payment that was due from RBM on August 24, 1998. The interest payment that was due during November 1998 was deferred and subsequently converted to equity pursuant to the restructuring described below.

During December 1998, RBM and its lenders completed a restructuring under which a new senior lender, Norwest Business Credit, replaced Bank of America. As part of this transaction, RBM's equity sponsor contributed additional equity to the company and the subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully-diluted basis, increased from 6.6% to 8.1%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund. Cash receipts from interest income to the Fund are expected to decrease as a result of the restructuring.

As a result of these developments, the Fund stopped accruing interest on its RBM subordinated debt effective August 24, 1998. In addition, the Fund recorded aggregate writedowns of $753,634 relating to RBM during the year ended December 31, 1998.

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

As a result of the above discussion review, Year 2000 issues are not expected to have any material adverse effects on the Fund's results of operations or financial condition.

Inflation and Changing Prices

Inflation has had no material impact on the operations or financial condition of the Fund from inception through December 31, 1998. However, inflation and changing prices, in addition to other factors, may effect the value and the eventual selling price of the Fund's remaining investments.

Item 8.  Financial Statements and Supplementary Data


                        FIDUCIARY CAPITAL PARTNERS, L.P.

List of Financial Statements                                            Page
----------------------------                                            ----
Report of Independent Public Accountants                                F-2

Schedule of Investments - December 31, 1998                             F-3

Balance Sheets - December 31, 1998 and 1997                             F-5

Statements of Operations for each of the years
   ended December 31, 1998, 1997 and 1996                               F-6

Statements of Cash Flows for each of the years
   ended December 31, 1998, 1997 and 1996                               F-7

Statements of Changes in Net Assets for each of the
   years ended December 31, 1998, 1997 and 1996                         F-8

Selected Per Unit Data and Ratios for each of the years
   ended December 31, 1998, 1997, 1996, 1995 and 1994                   F-9

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Fiduciary Capital Partners, L.P.:


We have audited the accompanying balance sheets of Fiduciary Capital Partners, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, including the schedule of investments as of December 31, 1998, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 1998 and the selected per unit data and ratios for the five years then ended. These financial statements and per unit data and ratios are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1998 and 1997, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Fiduciary Capital Partners, L.P. as of December 31, 1998 and 1997, and the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 1998, and the selected per unit data and ratios for the five years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2, the financial statements include investment securities valued at $7,415,493 at December 31, 1998 (71.7% of net assets) and $6,055,136 at December 31, 1997 (39.2% of net assets) whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the managing general partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.



                                       /s/ Arthur Andersen LLP

Denver, Colorado
February 5, 1999.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1998

-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
---------           ----------                       ----------       ------------    ------------    -----------
MANAGED COMPANIES:

27,944 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91         $      9,905    $   319,609
                                                                      ------------    -----------
                                                                             9,905        319,609              3.1%
                                                                      ------------    -----------           ------
$1,912,400          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00 (Note 5)            12/29/98            1,912,400      1,912,400

260,400 sh.         LMC Corporation, 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621

5,523,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            3,034,549      2,176,469
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
                                                                      ------------    -----------
                                                                         7,543,571      6,685,491             65.0
                                                                      ------------    -----------           ------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,400,680        730,000

11,060.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955              1

14,392 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                    1              1
                                                                      ------------    -----------
                                                                         1,483,636        730,002              7.1
                                                                      ------------    -----------           ------
     Total Investments in Managed Companies (74.8% of net assets)        9,037,112      7,735,102             75.2
                                                                      ------------    -----------           ------

NON-MANAGED COMPANY:

989,414 sh.         WasteMasters, Inc.,
                    Common Stock(3)*                 06/03/98            1,321,795              1
                                                                      ------------    -----------
     Total Investment in Non-Managed Company (0.0% of  net assets)       1,321,795              1              0.0
                                                                      ------------    -----------           ------


             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                DECEMBER 31, 1998

-----------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
---------           ----------                       ----------       ------------    ------------    -----------

TEMPORARY INVESTMENTS:

$2,550,000          Ford Motor Credit Corporation,
                    5.27% Notes due 1/11/99          12/28/98            2,546,274      2,546,274
                                                                      ------------    -----------
     Total  Temporary Investments (24.6% of net assets)                  2,546,274      2,546,274             24.8
                                                                      ------------    -----------           ------
     Total Investments (99.4% of net assets)                           $12,905,181    $10,281,377            100.0%
                                                                      ============    ===========           ======

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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1998 AND 1997

                                                     1998             1997
                                                 ------------     ------------
ASSETS:

   Investments (Notes 2, 10, 11 and 12)
     Portfolio investments, at fair value:
       Managed companies (amortized cost -
        $9,037,112 and $11,138,061,
         respectively)                           $  7,735,102     $  6,594,804
       Non-managed company (amortized cost-
        $1,321,795)                                         1               --
     Temporary investments, at amortized cost       2,546,274       10,193,557
                                                 ------------     ------------
       Total investments                           10,281,377       16,788,361
   Cash and cash equivalents (Note 2)                 837,202          263,694
   Accrued interest receivable (Note 12)              103,233           76,821
   Other assets                                        31,859           66,060
                                                 ------------     ------------
     Total assets                                $ 11,253,671     $ 17,194,936
                                                 ============     ============

LIABILITIES:

   Due to affiliates (Notes 6, 7, 8 and 9)       $     31,197     $     39,123
   Accounts payable and accrued liabilities           539,360          484,837
   Distributions payable to partners (Note 3)         336,271        1,213,701
                                                 ------------     ------------

     Total liabilities                                906,828        1,737,661
                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

NET ASSETS (Notes 3 and 4):

  Managing General Partner                           (207,011)         (54,555)
  Limited Partners (equivalent to $9.51
    and $12.91, respectively, per limited
    partnership unit based on 1,109,694
    and 1,201,564 units outstanding) (Note 5)      10,553,854       15,511,830
                                                 ------------     ------------

     Total net assets                              10,346,843       15,457,275
                                                 ------------     ------------

         Total liabilities and net assets        $ 11,253,671     $ 17,194,936
                                                 ============     ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   1998            1997            1996
                                                -----------     -----------     -----------
INVESTMENT INCOME:

   Income:
     Interest                                   $   728,803     $ 1,329,751     $ 1,569,923
     Dividend                                            --         292,981              --
     Other income                                    14,215          24,064          30,564
                                                -----------     -----------     -----------

       Total investment income                      743,018       1,646,796       1,600,487
                                                -----------     -----------     -----------
   Expenses:
     Professional fees                              164,127         169,499         159,165
     Fund administration fees (Note 7)              143,370         143,370         143,370
     Investment advisory fees (Note 6)              119,733         141,646         160,179
     Administrative expenses (Note 7)                81,105          81,105          81,105
     Independent General Partner fees
       and expenses (Note 8)                         61,231          55,219          55,990
     Other expenses                                  65,671          39,264          48,771
                                                -----------     -----------     -----------

       Total expenses                               635,237         630,103         648,580
                                                -----------     -----------     -----------

NET INVESTMENT INCOME                               107,781       1,016,693         951,907
                                                -----------     -----------     -----------
REALIZED AND UNREALIZED
    GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments
         (Note 10)                               (3,008,930)      3,545,258      (3,948,869)
     Net change in unrealized loss on
       investments (Note 11)                      1,919,453      (3,859,138)      2,591,211
                                                -----------     -----------     -----------

         Net loss on investments                 (1,089,477)       (313,880)     (1,357,658)
                                                -----------     -----------     -----------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS             $  (981,696)    $   702,813     $  (405,751)
                                                ===========     ===========     ===========



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998             1997             1996
                                                          ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets
     resulting from operations                            $   (981,696)    $    702,813     $   (405,751)
   Adjustments to reconcile net (decrease) increase
     in net assets resulting from operations
     to net cash provided by operating activities:
       Accreted discount on portfolio investments              (12,929)         (39,028)         (42,587)
       Change in assets and liabilities:
         Accrued interest receivable                           (26,412)          36,988           26,681
         Other assets                                           34,201          (58,412)          (4,442)
         Due to affiliates                                      (7,926)         (13,532)          (7,717)
         Accounts payable and accrued liabilities                2,997          (20,670)          17,195
       Net realized loss (gain) on investments               3,008,930       (3,545,258)       3,948,869)
       Net change in unrealized loss on investments         (1,919,453)       3,859,138       (2,591,211)
                                                          ------------     ------------     ------------
         Net cash provided by operating activities              97,712          922,039          941,037
                                                          ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                        (3,531,710)      (1,005,376)      (5,384,518)
   Proceeds from dispositions of portfolio investments       1,366,389       10,721,487        1,340,631
   Sale (purchase) of temporary investments, net             7,647,283       (6,396,301)       6,599,536
                                                          ------------     ------------     ------------
     Net cash provided by investing activities               5,481,962        3,319,810        2,555,649
                                                          ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                      (4,112,271)      (2,887,058)      (1,705,750)
   Repurchase of limited partnership units                    (893,895)      (1,363,640)      (1,719,362)
                                                          ------------     ------------     ------------
     Net cash used in financing activities                  (5,006,166)      (4,250,698)      (3,425,112)
                                                          ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        573,508           (8,849)          71,574

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                           263,694          272,543          200,969
                                                          ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                            $    837,202     $    263,694     $    272,543
                                                          ============     ============     ============

NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Investments exchanged for other investments          $  1,639,200     $         --     $         --
                                                          ============     ============     ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998            1997             1996
                                                     ------------     ------------     ------------
Increase in net assets resulting from operations:
     Net investment income                           $    107,781     $  1,016,693     $    951,907
     Net realized (loss) gain on investments           (3,008,930)       3,545,258       (3,948,869)
     Net change in unrealized loss on
       investments                                      1,919,453       (3,859,138)       2,591,211
                                                     ------------     ------------     ------------
         Net (decrease) increase in net
           assets resulting from operations              (981,696)         702,813         (405,751)

Repurchase of limited partnership units
   (Note 5)                                              (893,895)      (1,363,640)      (1,719,362)

Distributions to partners from -
   Net investment income                                 (129,001)      (1,016,693)      (1,174,520)
   Realized gain on investments                        (1,742,647)      (1,905,894)        (498,482)
   Return of capital                                   (1,363,193)        (784,482)              --
                                                     ------------     ------------     ------------

     Total decrease in net assets                      (5,110,432)      (4,367,896)      (3,798,115)

Net assets:

   Beginning of year                                   15,457,275       19,825,171       23,623,286
                                                     ------------     ------------     ------------

   End of year (including no
     undistributed net investment
     income)                                         $ 10,346,843     $ 15,457,275     $ 19,825,171
                                                     ============     ============     ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

    FOR EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994

                                                   1998         1997         1996         1995         1994
                                                  ------       ------       ------       ------       ------
Per Unit Data:
   Investment income(1)                           $  .54       $ 1.26       $ 1.14       $ 1.74       $ 1.66
   Expenses(1)                                      (.46)        (.48)        (.46)        (.41)        (.40)
                                                  ------       ------       ------       ------       ------
     Net investment income(1)                        .08          .78          .68         1.33         1.26

   Net realized (loss) gain on investments(1)      (2.20)        2.72        (2.80)        3.00        (1.50)

   Net change in unrealized loss on
     investments(1)                                 1.40        (2.97)        1.84        (4.70)        2.58

   Effect of unit repurchases on
     net asset value                                 .02           --         (.03)        (.19)         .03

   Distributions declared to partners              (2.70)       (2.90)       (1.20)       (1.20)       (1.80)
                                                  ------       ------       ------       ------       ------

   Net (decrease) increase in
     net asset value                               (3.40)       (2.37)       (1.51)       (1.76)         .57

   Net asset value:
     Beginning of year                             12.91        15.28        16.79        18.55        17.98
                                                  ------       ------       ------       ------       ------
     End of year                                  $ 9.51       $12.91       $15.28       $16.79       $18.55
                                                  ======       ======       ======       ======       ======

Ratios:
   Ratio of expenses to average net assets          4.92%        3.53%        2.85%        2.23%        2.24%
   Ratio of net investment income to
      average net assets                            0.84%        5.69%        4.19%        7.19%        7.06%

Number of limited partnership units
   at end of year                              1,109,694    1,201,564    1,299,176    1,407,244    1,526,949

-------------

(1) Calculated using the weighted average number of limited partnership units outstanding during the years ended December 31, 1998, 1997, 1996, 1995 and 1994 of 1,190,993, 1,288,211, 1,395,138, 1,513,503 and 1,669,129,
       respectively.


              The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


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

As set forth in the Partnership Agreement, the Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies, the Fund is no longer permitted to acquire investments in new portfolio companies. A number of alternative actions through which the Fund could be liquidated during 1999 or 2000 are currently being considered. Once a specific plan of liquidation is developed, the requisite regulatory procedures required to liquidate the Fund will be followed. These procedures are expected to include requesting Limited Partner approval of the liquidation plan through a proxy solicitation.

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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


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

Valuation of Investments FCM values the Fund's investments on a weekly basis utilizing a variety of methods. For securities that are publicly traded and for which market quotations are available, valuations are set by the closing sales, or an average of the closing bid and ask prices, as of the valuation date. The Fund discounts these closing market prices between 5% and 20% to reflect lack of liquidity if the Fund's securities are subject to legal or contractual trading restrictions, or to reflect the potential market impact which could result from the sale of the securities, if the Fund and FCPP combined own a material percentage of the outstanding securities. The amount of the discount varies based upon the type of restriction, the time remaining on the restriction and the size of the holding.

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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1998 AND 1997


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

Proceeds from capital transactions will, in general, be distributed and allocated: (i) 99% to the Limited Partners and 1% to FCM until the Limited Partners have received a cumulative, non-compounded preferred return of 9% per annum on their capital contributions to the Fund from net investment income, capital transactions, or both, then (ii) 100% to the Limited Partners until they have received a return of their capital contributions to the Fund, and thereafter, (iii) 80% to the Limited Partners and 20% to FCM.

Prior to 1998, cash distributions and earnings of the Fund were allocated 99% to the Limited Partners and 1% to FCM. Pursuant to the terms of the Fund's Partnership Agreement, the Fund's 1998 loss was allocated approximately 87% to the Limited Partners and approximately 13% to FCM, and the portion of the 1998 cash distributions that exceeded the partners' cumulative preferred return amounts was allocated 100% to the Limited Partners.


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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1998 AND 1997

5.   PERIODIC UNIT REPURCHASE PLAN

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to repurchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess if this amount are tendered, Units are purchased on a pro-rated basis, after giving priority to investors owning less than 100 Units.

It is currently anticipated that the Fund will not have sufficient liquidity to fund a repurchase offer during 1999. If the Fund does not have sufficient liquidity, the General Partners have the authority to forego the repurchase offer under the terms of the Fund's repurchase policy. In addition, the termination of the annual repurchase offer is expected to be included in any plan of liquidation that is submitted to the Limited Partners for their approval (Note 1).

Repurchases of Units since the adoption of the plan are summarized as follows:

                         Units Repurchased           Net Asset Value per Unit
                     ---------------------------     ------------------------
                                    Percentage
    Date of                       of Outstanding                   Net of the
Repurchase Offer      Number           Units           Gross         2% Fee
----------------     --------     --------------     ---------     ----------
   November 1993      117,979          6.54%         $   18.35     $    17.98
   November 1994      160,172          9.49%             18.41          18.04
   November 1995      119,705          7.84%             19.67          19.28
   November 1996      108,068          7.68%             15.91          15.59
   November 1997       97,612          7.51%             13.97          13.69
   November 1998       91,870          7.65%              9.73           9.54

6.   INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. Investment advisory fees of $119,733, $141,646 and $160,179 were incurred by the Fund for 1998, 1997 and
1996, respectively.


7.   FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $143,370 were incurred each year by the Fund during 1998, 1997 and 1996. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $81,105 each year during 1998, 1997 and 1996.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1998 AND 1997


8.   INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP, an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $61,231, $55,219 and $55,990 were incurred by the Fund for 1998, 1997 and 1996, respectively.


9.   OTHER RELATED PARTY TRANSACTIONS

FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. Such reimbursements amounted to $231,913, $311,347 and $226,061 during 1998, 1997 and 1996, respectively.


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

As of December 31, 1998, the Fund held portfolio investments in three Managed Companies, with an aggregate cost of approximately $9.0 million, and one portfolio investment in a Non-Managed Company, with a cost of approximately $1.3 million. During the year ended December 31, 1998, the Fund acquired additional follow-on investments in LMC Corporation ("LMC") at a net aggregate cost of approximately $2.4 million.

During 1998, the Fund (i) sold all of its Mobile Technology, Inc. stock and warrants, (ii) received final distributions from the escrow account that was established during 1996 in connection with the sale of its Huntington Holdings, Inc. stock, and (iii) wrote off the cost of its equity investment in AR Accessories Group, Inc. ("ARA") (formerly known as Amity Leather Products Co.) as a realized loss following ARA's bankruptcy liquidation. The Fund received $268,989 in proceeds from these three transactions, resulting in aggregate net realized losses of $396,952.

During June 1998, the Fund exchanged its Atlas Environmental, Inc. ("Atlas") subordinated notes (which were in default) and warrants for 989,414 shares of common stock in WasteMasters, Inc. ("WMI"). Pursuant to the

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1998 AND 1997

terms of the exchange agreement, the Fund is prohibited from selling its WMI common stock of 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right to first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the NASDAQ Small Cap Market System closed at $1.78 (an average of the closing bid and ask prices) on the date of the exchange. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, the Fund is carrying the WMI stock at the same nominal value ($1) that the Atlas securities had previously been carried by the Fund. The 52-week low for the WMI common stock is $0.28 per share and the price as of December 31, 1998 was $0.32.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund expects to claim for income tax purposes from the disposition of the Atlas securities. The $1,321,794 balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The Fund has pledged the common stock it owns in LMC Credit Corp. as collateral for the corporation's debt. None of the Fund's other portfolio investments are pledged or otherwise encumbered.


11.  UNREALIZED GAIN (LOSS) ON INVESTMENTS

As of December 31, 1997, the Fund had recorded net unrealized loss on investments of $4,543,257. During 1998, the Fund recorded $2,295,487 of unrealized loss on investments. In addition, the Fund disposed of investments during 1998 with respect to which the Fund had recorded $4,214,940 of net unrealized loss during prior years. Therefore, at December 31, 1998, the Fund had recorded net unrealized loss on investments of $2,623,804.


12.  NON-ACCRUAL STATUS OF INVESTMENTS

In accordance with the Fund's accounting policies, the Fund stopped accruing interest on the Atlas Senior Subordinated Secured Notes effective April 20, 1996 and the R.B.M. Precision Metal Products, Inc. ("RBM") Senior Subordinated Secured Notes effective August 25, 1998.

During 1998, the Atlas Senior Subordinated Secured Notes were exchanged for WMI common stock. Thus, as of December 31, 1998, the Fund's only debt investment on non-accrual status was the RBM Senior Subordinated Secured Notes.


13.  COMMITMENTS AND CONTINGENCIES

LMC Commitment. LMC is entitled to draw down a total of $1,967,040 pursuant to the terms of the Senior Subordinated Revolving Notes held by the Fund. As of December 31, 1998, LMC had drawn down $1,912,400. The remaining $54,640 was drawn down during January 1999.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1998 AND 1997


Litigation. The Fund has accrued approximately $507,000 for certain known potential liabilities related to a former investment of the Fund. In addition, the Fund may be exposed to other asserted or unasserted legal claims encountered in the course of its activities, past and present. Other than those amounts for which the Fund has specifically accrued, management does not believe the ultimate resolution of these matters will have a material adverse impact on the operating results, financial position or cash flows of the Fund.


14.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The following is a reconciliation of the net increase in net assets resulting from operations in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                          1998              1997               1996
                                                       -----------      -----------      -----------
   Net (decrease) increase in net assets resulting
     from operations per financial statements          $  (981,696)     $   702,813      $  (405,751)
   Increase (decrease) resulting from:
     Unrealized loss on investments                     (1,919,453)       3,859,138       (2,591,211)
     Realized gains and losses on investments           (3,540,468)         (90,867)         590,620
     Fee income, net of amortization                            --          (57,426)         (22,781)
     Interest income                                       150,888               --               --
     Other                                                 (12,936)         (26,213)         (23,708)
                                                       -----------      -----------      -----------
     Taxable income (loss) per federal
      income tax return                                $(6,303,665)     $ 4,387,445      $(2,452,831)
                                                       ===========      ===========      ===========


The following is a reconciliation of the amount of the Fund's net assets as shown in the accompanying financial statements and the tax bases of the Fund's net assets:

                                                          1998            1997            1996
                                                       -----------     -----------     -----------
Net assets per financial statements                    $10,346,843     $15,457,275     $19,825,171
  Realized gains and losses on investments                 506,660       4,047,128       4,137,995
  Syndication, organization and
    start-up costs, net                                  3,243,217       3,352,335       3,363,008
  Unrealized loss on investments                         2,623,804       4,543,257         684,118
  Distributions payable                                    336,271       1,213,701         393,690
  Additional stock basis                                   150,888              --              --
  Fee income, net of amortization                               --              --          57,426
  Accrued expenses                                          23,000          23,000          25,950
                                                       -----------     -----------     -----------
Tax bases of net assets                                $17,230,683     $28,636,696     $28,487,358
                                                       ===========     ===========     ===========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1998 or 1997.

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

Information concerning the directors and executive officers of the Managing General Partner (and of its partners) and the Independent General Partners is as follows:

                    FCM Fiduciary Capital Management Company
                    ----------------------------------------
             (a Delaware general partnership, the partners of which
                are FCM Fiduciary Capital Corporation, Mezzanine
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

Paul Bagley, age 56, is Chairman, Chief Executive Officer and an Investment Committee Member of FCM. Mr. Bagley is a founding principal of Stone Pine Capital, LLC, a group that provides mezzanine capital to fund acquisitions, buyouts, growth and recapitalization and is also associated with Stone Pine Asset Management, LLC and Stone Pine Investment Banking, LLC. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings, Inc., an investment services company, from January 1995 until November 1996. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios. Mr. Bagley is also a director of Consolidated Capital of North America, Inc. and Hollis-Eden Pharmaceuticals, Inc., both publicly held companies, LMC Corporation, a privately held manufacturer of low ground pressure vehicles, and Hamilton Lane Private Equity Fund, PLC, an Irish Stock Exchange listed investment partnership. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.Sc. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

W. Duke DeGrassi, age 52, is the President and an Investment Committee Member of FCM. Mr. DeGrassi is also the Chief Investment Officer of Hamilton Lane Advisors and an owner of The Stone Pine Companies, a group of private entities, that provide asset management and investment banking services to third parties, which are not related to the Funds. From May 1988 to December 1993, Mr. DeGrassi was a Corporate Vice President with PaineWebber Incorporated. From 1986 and until joining PaineWebber, Mr. DeGrassi was a Vice President in the Direct Investments Group at Shearson Lehman Hutton Inc. Prior to that, Mr. DeGrassi spent seventeen years as a financial executive in the energy business, working both domestically and in foreign operations. Mr. DeGrassi received a Bachelor of Business Administration in accounting from the University of Texas at Austin in 1969. Mr. DeGrassi serves as Chairman of the Board and Chief Executive Officer of LMC Corporation.

Donald R. Jackson, age 49, is a Senior Vice President, Treasurer, Chief Financial and Accounting Officer and Compliance Officer of FCM. Mr. Jackson is also an owner of The Stone Pine Companies, a group of private entities, that provide asset management and investment banking services to third parties, which are not related to the Funds. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. He received a Bachelor of Science degree in accounting in 1971 from the University of Denver and is a Certified Public Accountant. Mr. Jackson serves as a director of LMC Corporation and Consolidated Capital of North America, Inc.

                        FCM Fiduciary Capital Corporation
                        ---------------------------------

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


                          Mezzanine Capital Corporation
                          -----------------------------

      Name                                            Positions Held
      ----                                            --------------
Gerald F. Goertz, Jr.                       President and Director
Clifford B. Wattley                         Vice President, Assistant Secretary
                                              and Director
Stephen R. Dyer                             Vice President, Assistant Secretary
                                              and Director
Carmine Fusco                               Vice President, Secretary, Treasurer
                                              and Chief Financial and
                                              Accounting Officer

Gerald F. Goertz, Jr., age 41, is the President and a Director of Mezzanine Capital Corporation. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

Clifford B. Wattley, age 49, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. From 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

Stephen R. Dyer, age 39, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

Carmine Fusco, age 30, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of Mezzanine Capital Corporation. He also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco was previously employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.


                          Independent General Partners

A.   E. Bruce Fredrikson

E. Bruce Fredrikson, age 61, has been an Independent General Partner since 1992. Dr. Fredrikson is a Professor of Finance at Syracuse University School of Management where he has taught since 1966 and has previously served as Chairman of the Finance Department. Dr. Fredrikson has a bachelor's degree in economics from Princeton University and a master's degree in business administration and a Ph.D. in finance from Columbia University. Dr. Fredrikson serves as a director of Innodata Corporation, Track Data Corporation, Eagle Finance Corp. and Vidikron Technologies Group, Inc.

B.   Mark A. Sargent

Mark A. Sargent, age 47, is the Dean and a Professor of Law at Villanova University School of Law. From 1989 to 1997, he was a Professor of Law at the University of Maryland School of Law, and served as Associate Dean from 1995 to 1997. Mr. Sargent is also currently a member of the editorial boards for several business law publications, a consultant on corporate and securities law matters, and an arbitrator for disputes in the securities industry. Mr. Sargent has a bachelors degree from Wesleyan University, a masters degree in history from Cornell University and a J.D. degree from Cornell Law School.


C.   Phillip Siegel

Phillip Siegel, age 56, is an independent business consultant. From May 1996 through February 1998, Mr. Siegel was a Vice President and Chief Financial Officer of Health Management Systems, Inc. From 1993 until May 1996, Mr. Siegel was an independent business consultant. He served as senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial Officer of Sherwood Group and Sherwood Securities. From 1972 through 1987, Mr. Siegel served in various senior executive capacities for the American subsidiary of Reuters Limited, PLC, including as Vice President for Acquisitions, as Vice President and General Counsel, and as the senior financial officer. Mr. Siegel is a director of WestPoint Stevens, Inc. (and Chairman of its Audit Committee) and Vice Chairman of Vidikron Technologies Group, Inc.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 furnished to the Fund during 1998 and 1999, and written representations by the persons listed above, the Fund has not identified any such person that failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act for fiscal year 1998.


Item 11.  Executive Compensation

No compensation was paid by the Fund to the officers and directors of the General Partners during 1998. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the General Partners and their affiliates by the Fund during 1998.


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

          (b) No directors of FCM Fiduciary Capital Corporation, no directors or officers of Mezzanine Capital Corporation and no Independent General Partners owned any Units as of March 1, 1999. One officer of FCM Fiduciary Capital Management Company and FCM Fiduciary Capital Corporation owned 650 Units as of March 1, 1999.

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

Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates for 1998.

Investment Advisory Fees. As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. During 1998, FCM earned investment advisory fees of $119,733.

Fund Administration Fees. As compensation for its services as fund administrator, FCM receives a monthly fee at an annual rate of .45% of net proceeds available for investment, as defined in the Partnership Agreement. During 1998, FCM earned fund administration fees of $143,370. The Fund also reimbursed FCM for $81,105 of administrative expenses incurred in providing accounting and investor services to the Fund during 1998.

Independent General Partner Fees and Expenses. As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $61,231 were incurred by the Fund during 1998.

Accountable Expenses. FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. During 1998, such reimbursements amounted to $231,913.

Partnership Interest. FCM received cash distributions of $24,775 as its allocable share of the Fund's distributions for 1998. In addition, $(127,681) of the Fund's net investment income and net loss on investments for 1998 was allocated to FCM.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)   The following documents are filed as part of this Report:

              1.   Financial Statements: See List of Financial Statements in
                   Item 8.

              2.   Financial Statement Schedules:  None.

        (b) The Partnership did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

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

     Dated:  March 24, 1999

               FIDUCIARY CAPITAL  PARTNERS, L.P.
               (Registrant)

               By:     FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY
                       its Managing General Partner


                       By:  /s/ W. Duke DeGrassi
                            ----------------------------
                            W. Duke DeGrassi
                            President


                       By:  /s/ Donald R. Jackson
                            ----------------------------
                            Donald R. Jackson
                            Senior Vice President, Treasurer and
                            Chief Financial and Accounting Officer


               By:     E. BRUCE FREDRIKSON
                       Independent General Partner


                       /s/ E. Bruce Fredrikson
                       ----------------------------


               By:     MARK A. SARGENT
                       Independent General Partner


                       /s/ Mark A. Sargent
                       ----------------------------


               By:     PHILLIP SIEGEL
                       Independent General Partner


                       /s/ Phillip Siegel
                       ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on March 24, 1999.


          SIGNATURE OF THE SOLE DIRECTOR OF THE MANAGING GENERAL PARTNER OF FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY (A DELAWARE GENERAL PARTNERSHIP), MANAGING GENERAL PARTNER OF THE REGISTRANT.

          Signature                                Title


          /s/ Paul Bagley                Chief Executive Officer and Sole
          --------------------------     Director of FCM Fiduciary Capital
          Paul Bagley                    Corporation, managing general partner
                                         of FCM Fiduciary Capital Management
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