Form 10-Q
period 1999-06-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1999-08-12
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999
                              --------------------------------------------------

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                                -------------------------   --------------------

Commission file number           0-17737
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

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1999



                                Table of Contents

                                                                                                  Page
                                                                                                  ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             June 30, 1999                                                          3

                             Schedule of Covered Call Options
                             Written - June 30, 1999                                                5

                             Balance Sheets - June 30, 1999 and
                             December 31, 1998                                                      6

                             Statements of Operations for the three
                             months ended June 30, 1999 and 1998                                    7

                             Statements of Operations for the six
                             months ended June 30, 1999 and 1998                                    8

                             Statements of Cash Flows for the six
                             months ended June 30, 1999 and 1998                                    9

                             Statements of Changes in Net Assets for
                             the six months ended June 30, 1999 and
                             for the year ended December 31, 1998                                   10

                             Selected Per Unit Data and Ratios                                      11

                             Notes to Financial Statements                                          12

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             14

  Part II.        OTHER INFORMATION

                  Item 6.Exhibits and Reports on Form 8-K                                           21

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  JUNE 30, 1999
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------

Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
---------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

26,629 sh.          KEMET Corporation,
                    Common Stock(1)*                 07/11/91          $     9,439    $   609,971
---------------------------------------------------------------------------------------------------------------------
                                                                             9,439        609,971        5.9%
---------------------------------------------------------------------------------------------------------------------
$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00                     01/13/99            1,967,040      1,967,040
$620,317            LMC Corporation, 12.00%
                    Senior Subordinated              02/11/99
                    Revolving Notes                   through
                    due 10/1/99 (Note 5)             05/25/99              620,317        620,317
260,400 sh.         LMC Corporation, 7.00%
                    Cumulative Redeemable
                    Preferred Stock*                 06/10/94            2,596,621      2,596,621
5,523,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            3,034,549      2,176,469
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
---------------------------------------------------------------------------------------------------------------------
                                                                         8,218,528      7,360,448       70.8
---------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,403,073        732,393
14,265.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955              1
14,392 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                    1              1
---------------------------------------------------------------------------------------------------------------------
                                                                         1,486,029        732,395        7.0
---------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (88.9% of net assets)        9,713,996      8,702,814       83.7
---------------------------------------------------------------------------------------------------------------------




              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 1999
                                   (unaudited)


---------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
---------------------------------------------------------------------------------------------------------------------
NON-MANAGED COMPANY:

989,414 sh.         WasteMasters, Inc.,
                    Common Stock(3)*                 06/03/98            1,321,795              1
---------------------------------------------------------------------------------------------------------------------
     Total Investment in Non-Managed Company (0.0% of net assets)        1,321,795              1        0.0
---------------------------------------------------------------------------------------------------------------------

TEMPORARY INVESTMENTS:

$1,700,000          General Electric Capital Corp.,
                    4.96% Notes due 7/13/99          06/29/99            1,697,195      1,697,195
---------------------------------------------------------------------------------------------------------------------
     Total Temporary Investments (17.3% of net assets)                   1,697,195      1,697,195       16.3
---------------------------------------------------------------------------------------------------------------------
     Total Investments (106.2% of net assets)                          $12,732,986    $10,400,010      100.0%
=====================================================================================================================

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.
(2) The notes will amortize in three equal annual installments of $486,667 commencing on May 24, 2000.
(3) The WasteMasters, Inc. common stock, which trades on the OTC Market System, is subject to a 24 month lock up period, a call option and a right of first refusal.
 *  Non-income producing security.



              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                     SCHEDULE OF COVERED CALLOPTIONS WRITTEN

                                  JUNE 30, 1999
                                   (unaudited)

---------------------------------------------------------------------------------------------------------------------
Shares
Subject to                   Common Stock                            Expiration Date /
Call                         Investment                              Exercise Price                           Value
---------------------------------------------------------------------------------------------------------------------
21,916 sh.                   KEMET Corporation                       July / $17.50                           $120,538

4,383 sh.                    KEMET Corporation                       October / $17.50                          27,394
---------------------------------------------------------------------------------------------------------------------
     Total (premiums received $24,773)                                                                       $147,932
=====================================================================================================================









              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (unaudited)

                                                     1999           1998
                                                 -----------     -----------
ASSETS:
   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $9,713,996 and $9,037,112,
         respectively)                           $ 8,702,814     $ 7,735,102
     Non-managed company (amortized cost-
      $1,321,795                                           1               1
     Temporary investments, at amortized cost      1,697,195       2,546,274
                                                 -----------     -----------
       Total investments                          10,400,010      10,281,377
   Cash and cash equivalents                         385,970         837,202
   Accrued interest receivable                        97,718         103,233
   Other assets                                        6,133          31,859
                                                 -----------     -----------
     Total assets                                $10,889,831     $11,253,671
                                                 ===========     ===========

LIABILITIES:
   Covered call options written, at value
     (premiums received $24,773)                 $   147,932     $        --
   Payable to affiliates (Notes 2, 3 and 4)           47,686          31,197
   Accounts payable and accrued liabilities          568,839         539,360
   Distributions payable to partners                 336,271         336,271
                                                 -----------     -----------
     Total liabilities                             1,100,728         906,828
                                                 -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

NET ASSETS:
   Managing General Partner                         (212,588)       (207,011)
     Limited Partners (equivalent $9.01
     and $9.51, respectively, per limited
     partnership unit based on 1,109,694
     units outstanding)                           10,001,691      10,553,854
                                                 -----------     -----------
       Net assets                                  9,789,103      10,346,843
                                                 -----------     -----------

         Total liabilities and net assets        $10,889,831     $11,253,671
                                                 ===========     ===========



              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                1999          1998
                                              --------    -----------
INVESTMENT INCOME:
   Income:
     Interest                                 $126,697    $   214,948
                                              --------    -----------

       Total investment income                 126,697        214,948
                                              --------    -----------


   Expenses:
     Fund administration fees (Note 3)          35,842         35,842
     Investment advisory fees (Note 2)          24,275         32,986
     Administrative expenses (Note 3)           20,277         20,277
     Professional fees                          29,608         36,969
     Independent General Partner fees
       and expenses (Note 4)                    12,939         14,879
     Other expenses                             12,284         18,930
                                              --------    -----------

       Total expenses                          135,225        159,883
                                              --------    -----------

NET INVESTMENT (LOSS) INCOME                    (8,528)        55,065
                                              --------    -----------

REALIZED AND unrealized
   GAIN (LOSS) ON investments:
     Net realized loss on investments           (6,155)    (2,971,463)
     Net change in unrealized loss
       on investments                          166,795      2,905,923
                                              --------    -----------

          Net gain (loss) on investments       160,640        (65,540)
                                              --------    -----------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                  $152,112    $   (10,475)
                                              ========    ===========





              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                1999         1998
                                              --------    -----------
INVESTMENT INCOME:
   Income:
     Interest                                 $226,387    $   460,887
                                              --------    -----------

       Total investment income                 226,387        460,887
                                              --------    -----------

   Expenses:
     Fund administration fees (Note 3)          71,685         71,685
     Investment advisory fees (Note 2)          48,550         68,751
     Administrative expenses (Note 3)           40,553         40,553
     Professional fees                          42,721        125,448
     Independent General Partner fees
       and expenses (Note 4)                    37,882         36,156
     Other expenses                             31,708         34,038
                                              --------    -----------

       Total expenses                          273,099        376,631
                                              --------    -----------

NET INVESTMENT (LOSS) INCOME                   (46,712)        84,256
                                              --------    -----------

REALIZED AND unrealized
   GAIN (LOSS) ON investments:
     Net realized loss on investments           (6,155)    (2,984,344)
     Net change in unrealized loss
       on investments                          167,669      2,721,116
                                              --------    -----------

          Net gain (loss) on investments       161,514       (263,228)
                                              --------    -----------

NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                  $114,802    $  (178,972)
                                              ========    ===========




              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                                          1999         1998
                                                                       ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations     $ 114,802    $  (178,972)
   Adjustments to reconcile net increase (decrease) in
     net assets resulting from operations to net cash
     (used in) provided by operating activities:
       Accreted discount on portfolio investments                         (2,393)        (9,577)
       Change in assets and liabilities:
         Accrued interest receivable                                       5,515          4,097
         Other assets                                                     25,726         60,524
         Payable to affiliates                                            16,489         (9,020)
         Accounts payable and accrued liabilities                           (577)        (1,663)
       Net realized loss on investments                                    6,155      2,984,344
       Net change in unrealized loss on investments                     (167,669)    (2,721,116)
                                                                       ---------    -----------
         Net cash (used in) provided by operating activities              (1,952)       128,617
                                                                       ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                    (674,957)    (1,985,300)
   Proceeds from dispositions of portfolio investments                    49,140        818,812
   Sale of temporary investments, net                                    849,079      4,055,494
                                                                       ---------    -----------
     Net cash provided by investing activities                           223,262      2,889,006
                                                                       ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                                  (672,542)    (2,541,157)
                                                                       ---------    -----------
     Net cash used in financing activities                              (672,542)    (2,541,157)
                                                                       ---------    -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                 (451,232)       476,466

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   837,202        263,694
                                                                       ---------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                       $ 385,970    $   740,160
                                                                       =========    ===========

NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Investments exchanged for other investments                       $      --    $ 1,639,201
                                                                       =========    ===========


              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                    AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                   (unaudited)

                                                        1999            1998
                                                     -----------     -----------
Increase in net assets resulting from operations:
   Net investment income                             $   (46,712)    $   107,781
   Net realized loss on investments                       (6,155)     (3,008,930)
   Net change in unrealized loss on
     investments                                         167,669       1,919,453
                                                     -----------     -----------
       Net increase (decrease) in net assets
         resulting from operations                       114,802        (981,696)

Repurchase of limited partnership units                       --        (893,895)

Distributions to partners from -
   Net investment income                                      --        (129,001)
   Realized gain on investments                               --      (1,742,647)
   Return of capital                                    (672,542)     (1,363,193)
                                                     -----------     -----------

     Total decrease in net assets                       (557,740)     (5,110,432)

Net assets:
   Beginning of period                                10,346,843      15,457,275
                                                     -----------     -----------

   End of period (including no undistributed
     net investment income)                          $ 9,789,103     $10,346,843
                                                     ===========     ===========



              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)

                                                           For the Three Months                 For the Six Months
                                                              Ended June 30,                      Ended June 30,
                                                       ----------------------------        ----------------------------
                                                          1999              1998              1999              1998
                                                       ----------        ----------        ----------        ----------
Per Unit Data:
   Investment income                                   $      .11        $      .18        $      .20        $      .38
   Expenses                                                  (.12)             (.13)             (.24)             (.31)
                                                       ----------        ----------        ----------        ----------
     Net investment (loss) income                            (.01)              .05              (.04)              .07

   Net realized loss on investments                          (.01)            (2.45)             (.01)            (2.46)

   Net change in unrealized loss on
     investments                                              .15              2.39               .15              2.24

   Distributions declared to partners                        (.30)            (1.00)             (.60)            (2.09)
                                                       ----------        ----------        ----------        ----------

     Net decrease in net asset value                         (.17)            (1.01)             (.50)            (2.24)

       Net asset value:
         Beginning of period                                 9.18             11.68              9.51             12.91
                                                       ----------        ----------        ----------        ----------
         End of period                                 $     9.01        $    10.67        $     9.01        $    10.67
                                                       ==========        ==========        ==========        ==========

Ratios (annualized):
   Ratio of expenses to average net assets                   5.47%             4.77%             5.49%             5.35%
   Ratio of net investment income to
     average net assets                                     (0.03)%            1.64%            (0.94)%            1.20%

Number of limited partnership units at end of period    1,109,694         1,201,564         1,109,694         1,201,564





              The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of June 30, 1999 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1998.

2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $48,550 were paid by the Fund for the six months ended June 30, 1999.

3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $71,685 were paid by the Fund for the six months ended June 30, 1999. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $40,553 for the six months ended June 30, 1999.

4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 1999 totaled $37,882.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 1999
                                   (unaudited)

5.       COMMITMENTS AND CONTINGENCIES

LMC Commitment LMC Corporation ("LMC") is entitled to draw down a total of $849,750 pursuant to the terms of the Senior Subordinated Revolving Notes due October 1, 1999, which are held by the Fund. As of June 30, 1999, LMC had drawn down $620,317.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Fund held portfolio investments in three Managed Companies and one Non-Managed Company, with an aggregate original cost of approximately $11.0 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 88.6% of the Fund's net assets.

When acquired, the Fund's portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature in middle market companies. The securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity. A number of the portfolio companies have prepaid their subordinated debt that the Fund held. In addition, three of the portfolio companies have successfully completed initial public offerings ("IPOs") of their stock. The Fund has sold the stock it held in these three companies, except for a portion of its KEMET Corporation ("KEMET") stock.

As of June 30, 1999, the Fund's remaining liquid assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $5.63 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments. The Fund presently has only four remaining investments in portfolio companies, which are expected to generate only limited amounts of interest income for the Fund during 1999 and future years.

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

The Fund previously indicated that it might be unable to fund a repurchase offer during 1999 due to the lack of sufficient liquidity. However, during July 1999, the General Partners determined that the Fund will proceed with the 1999 repurchase offer, which will be completed during the fourth quarter of 1999.

The General Partners are presently considering a number of alternative actions through which the Fund could be liquidated during 1999 or 2000. An overall plan of liquidation was adopted at a meeting of the General Partners held in January 1999. The General Partners will follow the requisite regulatory procedures required to liquidate the Fund. These procedures are expected to include requesting an exemptive order from the Securities and Exchange Commission (the "SEC"), which will permit the Fund to act as an operating company instead of an SEC registered investment company. Once this order is obtained, the Fund will finalize its liquidation plan and prepare a proxy statement setting forth the details of the plan as well as the changes required in the Fund's Partnership Agreement. Late in the fourth quarter of 1999 or early in 2000, the Limited Partners will be requested to approve the implementation of the liquidation plan and the Partnership Agreement changes. As currently contemplated, Fund investors would become direct shareholders of LMC as a result of the liquidation plan, if all approvals are received.

During February 1999, the Fund agreed to purchase $849,750 of LMC's Senior Subordinated Revolving Notes due October 1, 1999. As of June 30, 1999, $620,317 of this investment had been funded.

During April 1999, the Fund began writing covered call options with respect to its shares of KEMET stock. During the three months ended June 30, 1999, the Fund received $29,536 of premiums from the sale of the options and $19,604 from the exercise of the options for 1,315 shares. At June 30, 1999, 26,299 options were outstanding at a strike price of $17.50.

Accrued interest receivable decreased $5,515 from $103,233 at December 31, 1998 to $97,718 at June 30, 1999. This decrease resulted primarily from the fact that the quarterly interest payment that was due on the LMC Corporation ("LMC") notes on October 1, 1998 was not received by the Fund until January 1999. The impact of the past due status of this LMC interest payment at December 31, 1998 was partially offset by interest income earned during the three months ended June 30, 1999 on the LMC follow-on investments that were acquired during 1998 and 1999 and by interest accrued on the R.B.M. Precision Metal Products, Inc. ("RBM") subordinated debt investment at June 30, 1999. (See discussion below concerning interest payments due on the Fund's RBM subordinated debt investment.)

Other assets decreased $25,726 from $31,859 at December 31, 1998 to $6,133 at June 30, 1999. This decrease resulted from decreases in both prepaid insurance and deposits.

During the six months ended June 30, 1999, the Fund paid cash distributions pertaining to the fourth quarter of 1998 and the first quarter of 1999, each in the amount of $336,271, or $0.30 per Unit. The distribution for the second quarter of 1999 will be paid on August 13, 1999 at a rate of $0.30 per Unit. The Fund's ability to continue to pay quarterly distributions after the second quarter of 1999 is uncertain at this time. The distribution question will be addressed on a quarterly basis, and will involve the consideration of a number of issues. A significant portion of the 1999 distributions is expected to constitute a return of capital.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $(8,528) for the three months ended June 30, 1999 as compared to net investment income of $55,065 for the corresponding period of the prior year. Net investment income (loss) per limited partnership unit decreased from $0.05 to $(0.01) and the ratio of net investment income
(loss) to average net assets decreased from 1.64% to (0.03)% for the three months ended June 30, 1999 as compared to the corresponding period of the prior year.

The Fund's net investment loss was $(46,712) for the six months ended June 30, 1999 as compared to net investment income of $84,256 for the corresponding period of the prior year. Net investment income (loss) per limited partnership unit decreased from $0.07 to $(0.04) and the ratio of net investment income
(loss) to average net assets decreased from 1.20% to (0.94)% for the six months ended June 30, 1999 as compared to the corresponding period of the prior year.

Net investment income (loss) for the three and six month periods ended June 30, 1999 decreased primarily as a result of decreases in investment income as compared to the corresponding periods of the prior year. The impact of the decreases in investment income was partially offset by decreases in total expenses.

Investment income decreased $88,251 and $234,500, or 41.1% and 50.9%, for the three and six month periods ended June 30, 1999 as compared to the corresponding periods of the prior year. These decreases resulted primarily from the decision not to record interest on the Fund's RBM subordinated debt investment during the period from August 25, 1998 through May 24, 1999 (see discussion below) and a decrease in the amount of the Fund's temporary investments. The amount of the Fund's temporary investments decreased because of (i) return of capital distributions made by the Fund, (ii) purchases of additional LMC follow-on investments, and (iii) the Fund's repurchase of 7.65% of its Units during the fourth quarter of 1998. The negative effect of these items was partially offset by an increase in interest income earned on the LMC follow-on investments that were acquired during 1998 and 1999.

Total expenses decreased $24,658 and $103,532, or 15.4% and 27.5%, for the three and six month periods ended June 30, 1999 as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in professional fees and investment advisory fees.

Professional fees decreased during the three and six month periods ended June 30, 1999 as compared to the corresponding periods of the prior year, primarily because of fees incurred during the prior year in connection with LMC related litigation.

The investment advisory fees decreased during the three and six month periods ended June 30, 1999 as compared to the corresponding periods of the prior year, primarily as a result of (i) the repurchase of Units during the fourth quarter of 1998, (ii) the payment of quarterly cash distributions during 1998 that exceeded the Limited Partners' Preferred Returns (as defined in the Fund's Partnership Agreement), and (iii) losses realized by the Fund during the second quarter of

1998 with respect to the Mobile Technology, Inc., Atlas Environmental, Inc. ("Atlas") and AR Accessories Group, Inc. portfolio investments. All three of these items decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

Realized Gain (Loss) on Investments

On April 9, 1999, the Fund wrote covered call options (May / $15.00) with respect to 5,479 shares of its KEMET stock, for which it received $4,763 of premiums. The options for 1,315 of these shares were exercised on May 21, 1999 and the balance expired unexercised. The Fund recorded aggregate gains of $23,901 from these transactions.

The Fund incurred approximately $30,000 of realized losses during the three months ended June 30, 1999 as a result of adjustments relating to certain previously held investments.

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

The decrease in unrealized loss on investments during the three and six month periods ended June 30, 1999 and the cumulative net unrealized loss on investments as of June 30, 1999 consisted of the following components:


                                                      Net Changes in
                                                  Unrealized Gain (Loss)
                                           -------------------------------------             Net Unrealized
                                           During the Three      During the Six               Gain (Loss)
                                             Months Ended         Months Ended               Recorded As of
       Portfolio Company                    June 30, 1999         June 30, 1999               June 30, 1999
---------------------------------          ----------------      ---------------             --------------
Unrealized gains recorded during
   prior periods with respect to
   investments disposed of during
   the period                                  $(14,574)             $(14,574)                 $         -
KEMET                                           181,369               182,243                      477,373
LMC                                                   -                     -                     (858,080)
RBM                                                   -                     -                     (753,634)
WMI                                                   -                     -                   (1,321,794)
                                               --------              --------                  -----------
                                               $166,795              $167,669                  $(2,456,135)
                                               ========              ========                  ===========


KEMET stock, which trades on the NASDAQ National Market System, closed at $22.90625 (an average of the closing bid and ask prices) on June 30, 1999. This price is up significantly from the closing prices of $11.46875 and $11.4375 on March 31, 1999 and December 31, 1998, respectively. Based on the $22.90625 closing trading price of the common stock, the 26,629 shares of common stock that the Fund held at June 30, 1999, had a market value of $609,971.

As of June 30, 1999, the Fund had written outstanding covered call options with respect to 26,299 shares of KEMET stock. These options, for which the Fund received $24,773 of premiums, had a market value of $147,932 as of June 30, 1999.

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

LMC has a defined contribution plan (the "Plan"), which was closed during 1995. The current and previous trustees of the Plan failed to assure that the Plan was properly funded. In order to rectify this problem, LMC made demands on the current and previous trustees of the Plan and the previous controlling shareholder that these parties make the necessary payments to the Plan. LMC has filed suit against the current trustee and the former controlling shareholder, whose wholly-owned company currently owns approximately 9% of LMC's common stock, and expects to prevail in this litigation, although there can be no assurance that this will be the case.

The Internal Revenue Service ("IRS") performed an audit on the Plan during 1998, in which it reviewed certain of the years with respect to which the Plan was not properly funded. At the conclusion of its audit, the IRS notified LMC that it had determined the underfunding for the years reviewed to be $243,385, plus interest on that amount. The IRS also imposed excise taxes and interest of $16,823, which LMC has paid. LMC is currently in discussions with the IRS concerning how and when the $243,385 underfunding, and the related excise taxes and interest, must be paid. If LMC is required to make the payments prior to resolution of the litigation with the current trustee of the Plan, it will have a negative impact on LMC's working capital availability. In addition, it is possible that additional assessments could be made in the future for underfundings of the Plan with respect to earlier years.

As a result of this matter and its potential impact on LMC, the Fund recorded an additional $317,280 write down in the value of its LMC investment during 1997. On a cumulative basis, as of June 30, 1999, the Fund's LMC investment has been written down in value by $858,080. The Fund and LMC's other stockholders made follow-on investments in LMC during 1996, 1997, 1998 and 1999 in order to provide LMC with working capital required to fund significant continuing operating losses, develop a new product, finance the downpayment on and move to a new facility and to purchase capital equipment needed to modernize the company's production operations.

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

The Fund did not record any interest income as a result of the receipt of the shares of RBM's common stock in payment of the interest due on its RBM subordinated debt for the period from August 25, 1998 through May 24, 1999, and no value was assigned to the stock. The Fund expects to receive the quarterly interest payment due on August 24, 1999 in cash. As a result, the Fund has accrued the interest due on the debt from the period from May 25, 1999 through June 30, 1999 in the accompanying financial statements.

During June 1998, the Fund exchanged its Atlas Environmental, Inc. ("Atlas") (which was in bankruptcy proceedings) subordinated notes and warrants for 989,414 shares of common stock of WasteMasters, Inc. ("WMI"), an Atlanta, Georgia based waste management company. Pursuant to the terms of the agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the OTC Market System ("WASTE"), closed at $1.78 (an average of the closing bid and ask prices) on the date of the exchange (June 3, 1998). Based on this price, the Fund's WMI had a trading value of $1,761,157 on the date of the exchange. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, FCM has decided to carry the WMI stock at the same $1 nominal value that the Atlas securities were previously carried by the Fund. The WMI common stock has recently traded near its 52-week low of $0.025 per share.

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

                           Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.       Description
-----------       -----------

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   27.1           Financial Data Schedule.

(b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1999.

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

                                 Fiduciary Capital Partners, L.P.
                                 (Registrant)

                                 By: FCM Fiduciary Capital Management Company Managing General Partner

Date: August 9, 1999                    By:      /s/ Donald R. Jackson
                                                 ---------------------
                                                 Donald R. Jackson
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