Form 10-Q
period 1999-09-30
FIDUCIARY CAPITAL PARTNERS L P
filed 1999-11-12
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

        (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1999
                               ------------------------------------------------

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


                        Fiduciary Capital Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              86-0653600
         -----------------------                   --------------------
         (State of organization)                    (I.R.S. Employer
                                                   Identification No.)



            410 17th Street
               Suite 400
           Denver, Colorado                              80202
         ---------------------                         ----------
         (Address of principal                         (Zip Code)
          executive offices)



        Registrant's telephone number, including area code (800) 866-7607
                                                           ------------------


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

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1999




                                Table of Contents


                                                                              Page
                                                                              ----
  Part I.    FINANCIAL INFORMATION

             Item 1.    Financial Statements (unaudited)                        3

                        Schedule of Investments -
                        September 30, 1999                                      3

                        Schedule of Covered Call Options
                        Written - September 30, 1999                            5

                        Balance Sheets - September 30, 1999 and
                        December 31, 1998                                       6

                        Statements of Operations for the three
                        months ended September 30, 1999 and 1998                7

                        Statements of Operations for the nine
                        months ended September 30, 1999 and 1998                8

                        Statements of Cash Flows for the nine
                        months ended September 30, 1999 and 1998                9

                        Statements of Changes in Net Assets for
                        the nine months ended September 30, 1999
                        and for the year ended December 31, 1998                10

                        Selected Per Unit Data and Ratios                       11

                        Notes to Financial Statements                           12

             Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                              13


  Part II.   OTHER INFORMATION

             Item 6.    Exhibits and Reports on Form 8-K                        20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 1999
                                   (unaudited)


Principal
Amount/                                            Investment          Amortized                      % of  Total
Shares              Investment                        Date               Cost            Value        Investments
---------           ----------                     ----------        -------------    -----------     -----------

MANAGED COMPANIES:

4,383 sh.           KEMET Corporation,
                    Common Stock(1)*                 07/11/91        $       1,653    $   140,119
                                                                     -------------    -----------       -------
                                                                             1,653        140,119           2.0%
                                                                     -------------    -----------       -------

$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(2)                  01/13/99            1,967,040      1,967,040

93,537 sh.          LMC Corporation,
                    Class B Preferred Stock*         08/09/99              935,370        935,370

260,400 sh.         LMC Corporation, 7.00%
                    Class C Preferred Stock*         06/10/94            2,596,621      1,555,019

5,523,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            3,034,549              1
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
                                                                     -------------    -----------       -------
                                                                         8,533,581      4,457,431          64.8
                                                                     -------------    -----------       -------

$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,408,935        738,255

14,265.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955              1

14,392 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                    1              1
                                                                     -------------    -----------       -------
                                                                         1,491,891        738,257          10.7
                                                                     -------------    -----------       -------
     Total Investments in Managed Companies (87.7% of net assets)       10,027,125      5,335,807          77.5
                                                                     -------------    -----------       -------


             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               SEPTEMBER 30, 1999
                                  (unaudited)

Principal
Amount/                                            Investment          Amortized                      % of  Total
Shares              Investment                        Date               Cost            Value        Investments
---------           ----------                     ----------        -------------    -----------     -----------

NON-MANAGED COMPANY:

989,414 sh.         WasteMasters, Inc.,
                    Common Stock(4)*                 06/03/98            1,321,795              1
                                                                     -------------    -----------       -------
     Total Investment in Non-Managed Company (0.0% of net assets)        1,321,795              1           0.0
                                                                     -------------    -----------       -------

TEMPORARY INVESTMENTS:

$1,550,000          Ford Motor Credit Corporation,
                    5.05% Notes due 10/5/99          09/21/99            1,549,132      1,549,132
                                                                     -------------    -----------       -------
     Total Temporary Investments (25.5% of net assets)                   1,549,132      1,549,132          22.5
                                                                     -------------    -----------       -------
     Total Investments (113.2% of net assets)                          $12,898,052    $ 6,884,940         100.0%
                                                                     =============    ===========       =======

(1) The KEMET Corporation common stock trades on the NASDAQ National Market System.

(2) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(3) The notes will amortize in three equal annual installments of $486,667 commencing on May 24, 2000.

(4) The WasteMasters, Inc. common stock, which trades on the OTC Bulletin Board System, is subject to a 24 month lock up period, a call option and a right of first refusal.

*    Non-income producing security.



             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                    SCHEDULE OF COVERED CALL OPTIONS WRITTEN

                               SEPTEMBER 30, 1999
                                   (unaudited)

Shares
Subject to                   Common Stock               Expiration Date /
Call                         Investment                 Exercise Price            Value
----------                   ------------               -----------------         -----

4,383 sh.                    KEMET Corporation          October / $17.50          $64,104
                                                                                  -------
     Total (premiums received $5,470)                                             $64,104
                                                                                  =======


             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (unaudited)


                                                           1999              1998
                                                       ------------      ------------
ASSETS:
   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $10,027,125 and $9,037,112,
         respectively)                                 $  5,335,807      $  7,735,102
     Non-managed company (amortized cost-
     $1,321,795)                                                  1                 1
     Temporary investments, at amortized cost             1,549,132         2,546,274
                                                       ------------      ------------
       Total investments                                  6,884,940        10,281,377
   Cash and cash equivalents                                158,767           837,202
   Accrued interest receivable                               20,729           103,233
   Other assets                                              32,244            31,859
                                                       ------------      ------------
     Total assets                                      $  7,096,680      $ 11,253,671
                                                       ============      ============

LIABILITIES:
   Covered call options written, at value
     (premiums received $5,470)                        $     64,104      $         --
   Payable to affiliates (Notes 2, 3 and 4)                  41,886            31,197
   Accounts payable and accrued liabilities                 569,992           539,360
   Distributions payable to partners                        336,270           336,271
                                                       ------------      ------------
     Total liabilities                                    1,012,252           906,828
                                                       ------------      ------------

NET ASSETS:
   Managing General Partner                                (213,097)         (207,011)
     Limited Partners (equivalent $5.68
     and $9.51, respectively, per limited
     partnership unit based on 1,109,694
     units outstanding)                                   6,297,525        10,553,854
                                                       ------------      ------------
       Net assets                                         6,084,428        10,346,843
                                                       ------------      ------------

         Total liabilities and net assets              $  7,096,680      $ 11,253,671
                                                       ============      ============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (unaudited)


                                                          1999              1998
                                                     ------------      ------------
INVESTMENT INCOME:

   Income:
     Interest                                        $     89,557      $    181,301
                                                     ------------      ------------

       Total investment income                             89,557           181,301
                                                     ------------      ------------

   Expenses:
     Professional fees                                    134,577            25,100
     Fund administration fees (Note 3)                     35,843            35,843
     Investment advisory fees (Note 2)                     24,276            26,285
     Administrative expenses (Note 3)                      20,275            20,275
     Independent General Partner fees
       and expenses (Note 4)                               12,751            12,610
     Other expenses                                        14,592            16,443
                                                     ------------      ------------
       Total expenses                                     242,314           136,556
                                                     ------------      ------------

NET INVESTMENT (LOSS) INCOME                             (152,757)           44,745
                                                     ------------      ------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments              399,963           (11,704)
     Net change in unrealized loss
       on investments                                  (3,615,611)         (416,699)
                                                     ------------      ------------

          Net loss on investments                      (3,215,648)         (428,403)
                                                     ------------      ------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                         $ (3,368,405)     $   (383,658)
                                                     ============      ============



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)


                                                           1999              1998
                                                       ------------      ------------
INVESTMENT INCOME:
   Income:
     Interest                                          $    315,944      $    642,188
                                                       ------------      ------------
       Total investment income                              315,944           642,188
                                                       ------------      ------------
   Expenses:
     Professional fees                                      177,298           150,548
     Fund administration fees (Note 3)                      107,528           107,528
     Investment advisory fees (Note 2)                       72,826            95,036
     Administrative expenses (Note 3)                        60,828            60,828
     Independent General Partner fees
       and expenses (Note 4)                                 50,633            48,766
     Other expenses                                          46,300            50,481
                                                       ------------      ------------

       Total expenses                                       515,413           513,187
                                                       ------------      ------------
NET INVESTMENT (LOSS) INCOME                               (199,469)          129,001
                                                       ------------      ------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments                393,808        (2,996,048)
     Net change in unrealized loss
       on investments                                    (3,447,942)        2,304,417
                                                       ------------      ------------

          Net loss on investments                        (3,054,134)         (691,631)
                                                       ------------      ------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                           $ (3,253,603)     $   (562,630)
                                                       ============      ============



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

                                                                        1999              1998
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations             $ (3,253,603)     $   (562,630)
   Adjustments to reconcile net increase (decrease) in
     net assets resulting from operations to net cash
     (used in) provided by operating activities:
       Accreted discount on portfolio investments                         (8,256)          (14,636)
       Interest income received in stock                                 (85,620)               --
       Change in assets and liabilities:
         Accrued interest receivable                                      82,504             8,387
         Other assets                                                       (385)           34,542
         Payable to affiliates                                            10,689               985
         Accounts payable and accrued liabilities                            576             2,446
       Net realized (gain) loss on investments                          (393,808)        2,996,048
       Net change in unrealized loss on investments                    3,447,942        (2,304,417)
                                                                    ------------      ------------
         Net cash (used in) provided by operating activities            (199,961)          160,725
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                    (904,390)       (3,231,190)
   Proceeds from dispositions of portfolio investments                   437,587         1,366,389
   Sale of temporary investments, net                                    997,142         5,419,253
                                                                    ------------      ------------
     Net cash provided by investing activities                           530,339         3,554,452
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                                (1,008,813)       (3,748,160)
                                                                    ------------      ------------
     Net cash used in financing activities                            (1,008,813)       (3,748,160)
                                                                    ------------      ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                     (678,435)          (32,983)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   837,202           263,694
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                    $    158,767      $    230,711
                                                                    ============      ============

NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Investments exchanged for other investments                    $         --      $  1,639,201
                                                                    ============      ============



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                    AND FOR THE YEAR ENDED DECEMBER 31, 1998
                                   (unaudited)


                                                                1999              1998
                                                            ------------      ------------
Increase in net assets resulting from operations:
   Net investment (loss) income                             $   (199,469)     $    107,781
   Net realized gain (loss) on investments                       393,808        (3,008,930)
   Net change in unrealized loss on
     investments                                              (3,447,942)        1,919,453
                                                            ------------      ------------
       Net decrease in net assets
         resulting from operations                            (3,253,603)         (981,696)

Repurchase of limited partnership units                               --          (893,895)

Distributions to partners from -
   Net investment income                                              --          (129,001)
   Realized gain on investments                                       --        (1,742,647)
   Return of capital                                          (1,008,812)       (1,363,193)
                                                            ------------      ------------

     Total decrease in net assets                             (4,262,415)       (5,110,432)

Net assets:

   Beginning of period                                        10,346,843        15,457,275
                                                            ------------      ------------

   End of period (including no undistributed
     net investment income)                                 $  6,084,428      $ 10,346,843
                                                            ============      ============


             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)

                                                                  For the Three Months                   For the Nine Months
                                                                   Ended September 30,                   Ended September 30,
                                                           -------------------------------       -------------------------------
                                                               1999               1998               1999               1998
                                                           ------------       ------------       ------------       ------------
Per Unit Data:

   Investment income                                       $        .08       $        .15       $        .28       $        .53
   Expenses                                                        (.22)              (.11)              (.46)              (.42)
                                                           ------------       ------------       ------------       ------------
     Net investment (loss) income                                  (.14)               .04               (.18)               .11

   Net realized gain (loss) on investments                          .36               (.01)               .36              (2.47)

   Net change in unrealized loss on
     investments                                                  (3.25)              (.34)             (3.11)              1.90

   Distributions declared to partners                              (.30)              (.30)              (.90)             (2.40)
                                                           ------------       ------------       ------------       ------------

     Net decrease in net asset value                              (3.33)              (.61)             (3.83)             (2.86)

       Net asset value:
         Beginning of period                                       9.01              10.66               9.51              12.91
                                                           ------------       ------------       ------------       ------------
         End of period                                     $       5.68       $      10.05       $       5.68       $      10.05
                                                           ============       ============       ============       ============

Ratios (annualized):
   Ratio of expenses to average net assets                        12.21%              4.42%              7.59%              5.05%
   Ratio of net investment income to
     average net assets                                           (7.70)%             1.45%             (2.94)%             1.27%

Number of limited partnership units at end of period          1,109,694          1,201,564          1,109,694          1,201,564


             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of September 30, 1999 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1998.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $72,826 were paid by the Fund for the nine months ended September 30, 1999.


3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $107,528 were paid by the Fund for the nine months ended September 30, 1999. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $60,828 for the nine months ended September 30, 1999.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 1999 totaled $50,633.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Fund held portfolio investments in three Managed Companies and one Non-Managed Company, with an aggregate original cost of approximately $11.3 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 87.7% of the Fund's net assets.

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

As of September 30, 1999, the Fund's remaining liquid assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $5.93 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments. The Fund presently has only four remaining investments in portfolio companies, which are expected to generate only limited amounts of interest income for the Fund during 1999 and future years.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. The 1999 repurchase offer was mailed to the Limited Partners during October 1999. The actual redemption of Units will occur on November 19, 1999.

The General Partners are presently considering a number of alternative actions through which the Fund could be liquidated by the end of next year. An overall plan of liquidation was adopted at a meeting of the General Partners held in January 1999. The General Partners will follow the requisite regulatory procedures required to liquidate the Fund. These procedures are expected to include requesting an exemptive order from the Securities and Exchange Commission (the "SEC"), which will permit the Fund to act as an operating company instead of an SEC registered investment company. Once this order is obtained, the Fund will finalize its liquidation plan and prepare a proxy statement setting forth the details of the plan as well as the changes required in the Fund's Partnership Agreement. Early in 2000, the Limited Partners will be requested to approve the implementation of the liquidation plan and the Partnership Agreement changes. As currently contemplated, Fund investors would become direct shareholders of LMC as a result of the liquidation plan, if all approvals are received.

During February 1999, the Fund agreed to purchase $849,750 of LMC's Senior Subordinated Revolving Notes due October 1, 1999. During August 1999, the Fund exchanged these Notes and a receivable for $85,620 of accrued interest for LMC Class B preferred stock having a par value of $935,370.

During April 1999, the Fund began writing covered call options with respect to its shares of KEMET stock. During the nine months ended September 30, 1999, the Fund received $29,536 of premiums from the sale of the options and $400,111 from the exercise of the options for 23,231 shares. At September 30, 1999, 4,383 options were outstanding at a strike price of $17.50. The Fund also received $7,940 of sales proceeds from the sale of 330 shares of KEMET stock during July 1999.

Accrued interest receivable decreased $82,504 from $103,233 at December 31, 1998 to $20,729 at September 30, 1999. The $103,233 of accrued interest receivable at December 31, 1998 consisted primarily of interest due on the LMC Corporation ("LMC") notes and the $20,729 of accrued interest receivable at September 30, 1999 consisted primarily of interest due on the R.B.M. Precision Metal Products, Inc. ("RBM") notes. Both receivable amounts also included a small receivable for interest earned on money market investments. The Fund had placed the RBM notes on non-accrual status at December 31, 1998. During the nine months ended September 30, 1999, the Fund again began accruing interest on the RBM notes, but placed the LMC notes on non-accrual status. (See below for discussions concerning the Fund's LMC and RBM investments.)

During the nine months ended September 30, 1999, the Fund paid cash distributions pertaining to the fourth quarter of 1998 and the first and second quarters of 1999, each in the amount of $336,271, or $0.30 per Unit. The distribution for the third quarter of 1999 will be paid on November 15, 1999 at a rate of $0.30 per Unit. All of the 1999 distributions constitute a return of capital.

The 1999 repurchase offer and the distribution for the third quarter of 1999 will utilize a substantial portion of the Fund's remaining cash. As a result, the General Partners presently anticipate that the Fund will suspend quarterly cash distributions, commencing with the distribution for the fourth quarter of 1999, which would otherwise be payable during February 2000.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $(152,757) for the three months ended September 30, 1999 as compared to net investment income of $44,745 for the corresponding period of the prior year. Net investment income (loss) per limited partnership unit decreased from $0.04 to $(0.14) and the ratio of net investment income (loss) to average net assets decreased from 1.45% to (7.70)% for the three months ended September 30, 1999 as compared to the corresponding period of the prior year.

The Fund's net investment loss was $(199,469) for the nine months ended September 30, 1999 as compared to net investment income of $129,001 for the corresponding period of the prior year. Net investment income (loss) per limited partnership unit decreased from $0.11 to $(0.18) and the ratio of net investment income (loss) to average net assets decreased from 1.27% to (2.94)% for the nine months ended September 30, 1999 as compared to the corresponding period of the prior year.

Net investment income (loss) for the three and nine month periods ended September 30, 1999 decreased both as a result of decreases in investment income and increases in total expenses as compared to the corresponding periods of the prior year.

Investment income decreased $91,744 and $326,244, or 50.6% and 50.8%, for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of the prior year. These decreases resulted primarily from the decisions not to record interest on the Fund's RBM notes during the period from August 25, 1998 through May 24, 1999 and the Fund's LMC notes during the period from July 1, 1999 through September 30, 1999 (see discussions below) and a decrease in the amount of the Fund's temporary investments. The amount of the Fund's temporary investments decreased because of (i) return of capital distributions made by the Fund, (ii) purchases of additional LMC follow-on investments, and (iii) the Fund's repurchase of 7.65% of its Units during the fourth quarter of 1998. The negative effect of these items was partially offset by an increase in interest income earned on the LMC follow-on investments that were acquired during 1998 and 1999.

Total expenses increased $105,758 and $2,226, or 77.4% and 0.4%, for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of the prior year. These increases resulted primarily from increases in professional fees. These increases were partially offset by decreases in investment advisory fees and, to a minor extent, other expenses.

Professional fees increased significantly during the three months ended September 30, 1999 as compared to the corresponding period of the prior year. However, professional fees increased only a minimal amount during the nine months ended September 30, 1999 as compared to the corresponding period of the prior year due to the fact that professional fees recorded during the six months ended June 30, 1999 had decreased significantly from the corresponding period of the prior year. Both of these variances resulted primarily from legal fees incurred during both 1998 and 1999 in connection with LMC related litigation.

The investment advisory fees decreased during the three and nine month periods ended September 30, 1999 as compared to the corresponding periods of the prior year, primarily as a result of (i) the repurchase of Units during the fourth quarter of 1998, (ii) the payment of quarterly cash distributions during 1998 that exceeded the Limited Partners' Preferred Returns (as defined in the Fund's Partnership Agreement), and (iii) losses realized by the Fund during the second quarter of 1998 with respect to the Mobile Technology, Inc., Atlas Environmental, Inc. ("Atlas") and AR Accessories Group, Inc. portfolio investments. All three of these items decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

Realized Gain (Loss) on Investments

During April 1999, the Fund wrote covered call options (May/$15.00) with respect to 5,479 shares of its KEMET stock, for which it received $4,763 of premiums. The options for 1,315 of these shares were exercised during May 1999 and the balance expired unexercised. The Fund recorded aggregate realized gains of $23,901 from these transactions during May 1999.

During April 1999, the Fund wrote covered call options (July /$17.50) with respect to 21,916 shares of its KEMET stock, for which it received $19,302 of premiums. These options were exercised during July 1999. The Company also sold 330 shares of KEMET stock during July 1999. The Fund recorded aggregate gains of $399,963 from these transactions during July 1999.

The Fund incurred approximately $30,000 of realized losses during the nine months ended September 30, 1999 as a result of adjustments relating to certain previously held investments.

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

The increase in unrealized loss on investments during the three and nine month periods ended September 30, 1999 and the cumulative net unrealized loss on investments as of September 30, 1999 consisted of the following components:

                                                    Net Changes in
                                                Unrealized Gain (Loss)
                                       ----------------------------------------      Net Unrealized
                                        During the Three       During the Nine         Gain (Loss)
                                          Months Ended          Months Ended         Recorded As of
          Portfolio Company            September 30, 1999    September 30, 1999    September 30, 1999
----------------------------------     ------------------    ------------------    ------------------
Unrealized gains recorded during
   prior periods with respect to
   investments disposed of during
   the period                          $         (400,451)   $         (261,127)   $               --
KEMET                                               2,910                31,255                79,832
LMC                                            (3,218,070)           (3,218,070)           (4,076,150)
RBM                                                    --                    --              (753,634)
WMI                                                    --                    --            (1,321,794)
                                       ------------------    ------------------    ------------------
                                       $       (3,615,611)   $       (3,447,942)   $       (6,071,746)
                                       ==================    ==================    ==================

KEMET stock, which trades on the NASDAQ National Market System, closed at $31.96875 (an average of the closing bid and ask prices) on September 30, 1999. This price is up significantly from the closing prices of $22.90625 and $11.4375 on June 30, 1999 and December 31, 1998, respectively. Based on the $31.96875 closing trading price of the common stock, the 4,383 shares of common stock that the Fund held at September 30, 1999, had a market value of $140,119.

As of September 30, 1999, the Fund had written outstanding covered call options with respect to 4,383 shares of KEMET stock. These options, for which the Fund received $5,470 of premiums, had a market value of $64,104 as of September 30, 1999.

LMC has successfully reoriented its business away from fleet snow grooming to the production of light construction vehicles, known as the TrackMaster 85. Unfortunately, production and moving delays, combined with CIT's unilateral reductions in loan availability under the company's CIT facility, have eliminated the working capital necessary for continued vehicle production.

FCM is assessing various options and alternatives including refinancing options, sales of certain assets, and sale of the company. FCM is also considering the establishment of TrackMaster as a separate subsidiary and refinancing that business directly.

All matters relative to LMC's defined contribution pension plan (the "Plan"), including the attendant litigation have been settled. Mr. Wallace, the former controlling shareholder of LMC and the Plan trustee, contributed $750,000 to pay the assessed underfunding. He received Class A preferred stock in return for this contribution. The company gave Mr. Wallace a full release from all claims related to this matter and has received letters from both the I.R.S. and the Department of Labor indicating that they have "accepted" LMC's actions to date. While this does not mean that future action is precluded, management believes it to be unlikely.

Simultaneous with the above settlement, the Fund converted its revolving notes that were due October 1, 1999, plus all accrued interest due from LMC, into Class B preferred stock. Due to the working capital shortage referred to above, the Fund is no longer accruing interest on the LMC Senior Subordinated Revolving Notes due October 31, 2000, which it still holds. This situation will continue indefinitely, unless and until, a refinancing is accomplished. As a further result of these circumstances, the Fund has created additional reserves against the carrying values of the Fund's LMC notes and preferred stock. At September 30, 1999, the Fund recorded a writedown of $3,218,070. Thus, at September 30, 1999, the Fund's total LMC investment had a net carrying value of $4,457,431, versus its cost of $8,533,581.

RBM resumed quarterly interest payments on the notes held by the Fund as of the second quarter of 1999. At September 30, 1999, RBM held $852,000 of cash and their line of credit had a zero outstanding balance. RBM appears to have managed their balance sheet well and their September report states that "RBM still expects to meet or exceed covenant requirements for the fourth quarter and year end".

For the eleven months ended September 30, 1999, RBM's revenues were $10.4 million versus a budget of $11 million. Losses continue, but are more favorable than budgeted. For the year to date, RBM's loss was $1.28 million (pretax) versus a budgeted loss for the period of $1.77 million. Obviously, this can not continue for long and RBM's management is trying to rebuild revenues. They expect October to exceed budget, but only by $100,000, at a $1.3 million level versus a budget of $1.2 million.

RBM continues to experience high turnover. In the last quarter, the CEO, the CFO / VP of Finance and the Human Resources Manager have all resigned, The equity sponsor and majority holder, 13I Investments ("13I"), has taken over direct management of the company and the CEO of 13I has moved to Colorado Springs in order to take full time responsibility for the management of RBM.

FCM continues to press for repayment of the Fund's note, or a sale of the company, without success. To date, RBM has been unsuccessful in refinancing the Fund's note.

During June 1998, the Fund exchanged its Atlas Environmental, Inc. ("Atlas") (which was in bankruptcy proceedings) subordinated notes and warrants for 989,414 shares of common stock of WasteMasters, Inc. ("WMI"), an Atlanta Georgia based waste management company. Pursuant to the terms of the agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24 month lock up period and a right of first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the OTC Bulletin Board System ("WASTE"), closed at $1.78 (an average of the closing bid and ask prices) on the date of the exchange (June 3, 1998). Based on this price, the Fund's WMI had a trading value of $1,761,157 on the date of the exchange. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, FCM has decided to carry the WMI stock at the same $1 nominal value that the Atlas securities were previously carried by the Fund. The WMI common stock has recently traded near its 52-week low of $0.025 per share.

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

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.       Description
-----------       -----------

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   19.1           Reports Furnished to Securities Holders.

   27.1           Financial Data Schedule.


(b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1999.

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


                                  Fiduciary Capital Partners, L.P.
                                  (Registrant)


                                  By: FCM Fiduciary Capital Management Company Managing General Partner


Date: November 11, 1999                By:  /s/ Donald R. Jackson
                                            ---------------------
                                            Donald R. Jackson
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