Form 10-K405
period 1999-12-31
FIDUCIARY CAPITAL PARTNERS L P
filed 2000-04-14
CIK 841687

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 1999
                         ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------   ----------------------------

Commission file number       0-17737
                      --------------


                        Fiduciary Capital Partners, L.P.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                86-0653600
        -----------------------------               ------------------------
          (State of organization)                      (I.R.S. Employer
                                                      Identification No.)
        410 17th Street, Suite 400
            Denver, Colorado                                 80202
     ----------------------------------             ------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                        Fiduciary Capital Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1999


                                Table of Contents


                                                                          Page
                                                                          ----
Part I

Item 1        Business..................................................... 1
Item 2        Properties................................................... 6
Item 3        Legal Proceedings............................................ 6
Item 4        Submission of Matters to a Vote
                  of Security Holders...................................... 6


Part II

Item 5        Market for Registrant's Common Equity
                  and Related Stockholder Matters........................... 7
Item 6        Selected Financial Data....................................... 8
Item 7        Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations ............................... 8
Item 8        Financial Statements and
                  Supplementary Data...................................... F-1
Item 9        Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure.....................................16


Part III

Item 10       Directors and Executive Officers
                  of the Registrant .......................................17
Item 11       Executive Compensation.......................................20
Item 12       Security Ownership of Certain
                  Beneficial Owners and Management ........................20
Item 13       Certain Relationships and
                  Related Transactions ....................................21


Part IV

Item 14       Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K..................................22

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

The Fund has elected to operate as a business development company under the Investment Company Act of 1940, as amended. The investment objective of the Fund was to provide current income and capital appreciation by investing primarily in subordinated debt and related equity securities issued as the mezzanine financing of privately structured, friendly leveraged buyouts, leveraged acquisitions and leveraged recapitalizations. A separate fund, Fiduciary Capital Pension Partners, L.P., a Delaware limited partnership ("FCPP") was also formed on October 20, 1988 for tax-exempt investors with investment objectives, policies and restrictions similar to those of the Fund. The Fund and FCPP co-invest in the investments; however, each fund is accounted for separately. As discussed below, the Fund is now in a liquidation mode.

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

Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%), which is retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a prorated basis, after giving priority to Limited Partners owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized as follows:


                                   Units Repurchased              Net Asset Value per Unit
                           --------------------------------       -------------------------
                                              Percentage
         Date of                             of Outstanding                      Net of the
     Repurchase Offer       Number               Units             Gross           2% Fee
     ----------------      --------          -------------         ------        ----------
     November 1993         117,979                 6.54%           $18.35           $17.98
     November 1994         160,172                 9.49%            18.41            18.04
     November 1995         119,705                 7.84%            19.67            19.28
     November 1996         108,068                 7.68%            15.91            15.59
     November 1997          97,612                 7.51%            13.97            13.69
     November 1998          91,870                 7.65%             9.73             9.54
     November 1999          83,421                 7.52%             4.60             4.51


The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $6.23 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments.

During the last year, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans were feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

Each Fund's participation in the following portfolio investments is in proportion to the amount of capital that each fund had available for investment at the time each investment was acquired. All amounts shown in this Report with respect to investments represent only the Fund's proportionate share of the amounts involved.

Portfolio Investments

As of December 31, 1999, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $10.0 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.4 million. Managed Companies are those to which significant managerial assistance is offered.

During 1999, the Fund purchased $849,750 of LMC Corporation ("LMC") Senior Subordinated Revolving Notes due October 1, 1999. During August 1999, the Fund exchanged these notes and a receivable for $85,620 of accrued interest for LMC Class B preferred stock having a par value of $935,370. In addition, (i) the outstanding principal amount of the Fund's LMC 12% Senior Subordinated Revolving Notes due October 31, 2000, increased by $54,640, from to $1,912,400 at December 31, 1998 to $1,967,040 at December 31, 1999, and (ii) the Fund purchased $117,460 of Niigata Engineering Co., Ltd. ("Niigata") receivables from LMC at a cost of $92,767. (For a further discussion, see section below, "Follow-On Investments in 1999".)

Also in 1999, the Fund liquidated its remaining KEMET Corporation ("KEMET") stock, receiving $513,632 of net proceeds. (For a further discussion, see section below, "Disposition of Portfolio Investments in 1999".)

                          Follow-On Investments in 1999

LMC Corporation and Niigata Engineering Co., Ltd.

The Company LMC, headquartered in Brigham City, Utah, is a manufacturer of low ground pressure track equipment used for construction, infrastructure development and landscaping. The primary purchasers of this equipment include private contractors, ski resorts, utility companies and governmental agencies for use on construction sites and/or environmentally sensitive locations.

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under the Company's revolving line of credit with CIT Corporation ("CIT"), forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts. LMC received a notice of default, dated April 6, 2000, from CIT.

LMC has initiated conversations with several potential purchasers of its business, in whole or in part. To date, no meaningful offers have been received. LMC is also exploring a consignment joint venture for its spare parts business. The majority of LMC's employees, including Clyde Noorda, the President, have been released.

The LMC Board of Directors has authorized management to file for bankruptcy protection when, and if, it determines that it is in the best interests of the company to do so. In an effort to preserve value and facilitate the possible sale of the business, the Fund's General Partners approved an additional loan of up to $111,502, subsequent to December 31, 1999. As of March 31, 2000, LMC has drawn down $59,467 of this amount. When these funds are exhausted, LMC will probably have no alternative to a bankruptcy filing.

History of Investment During June 1994, the Fund invested $2,551,920 in LMC. The investment consisted of $2,604,000 of 13.00% Senior Subordinated Notes due May 31, 1999 with warrants to acquire common stock.

During February 1996, the Fund participated in a financial restructuring of its LMC investment. The Fund converted its existing LMC subordinated debt and warrants into Series C preferred stock and purchased $545,600 of new common stock. As a result of the restructuring, the Fund increased its ownership of LMC's common stock from approximately 13% to approximately 27%.

During November 1996, the Fund purchased $1,967,040 of LMC's 12% Senior Subordinated Revolving Notes due October 31, 2000. The outstanding principal balance of these revolving notes, which has fluctuated, totaled $1,967,040 at December 31, 1999.

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

LMC periodically made draw downs under the terms of the Revolving Note agreement to fund working capital requirements and to retire the $551,000 of LMC Senior Subordinated Revolving Notes due August 20, 1998. As a result of this second restructuring, the Fund's percentage ownership of LMC's common stock increased from approximately 27% to approximately 48%.

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

During December 1999, the Fund purchased $117,460 of Niigata receivables from LMC at a cost of $92,767. An additional $166,917 of Niigata receivables were purchased during January 2000 at a cost of $151,235. These various receivables are payable on specified dates between May 21, 2000 and May 21, 2002.


                  Dispositions of Portfolio Investments in 1999

KEMET Corporation The Fund acquired various subordinated debt and equity investments in KEMET and its subsidiary, KEMET Electronics Corporation ("KEMET Electronics"), during 1991 and 1993.

During October 1992, KEMET completed an initial public offering of its common stock. During June 1993, KEMET Electronics prepaid its subordinated notes that the Fund held following the successful completion of a secondary stock offering. As of December 31, 1993, the Fund continued to hold the KEMET common stock and warrants. During 1994, the Fund exercised its warrants and sold a portion of the common stock, realizing total sales proceeds of $1,528,731. During 1995, the Fund sold additional shares of stock, realizing total additional sales proceeds of $3,903,055. The Fund did not sell any additional stock from 1995 until 1999. During 1999, the Fund liquidated its remaining KEMET stock, receiving $513,632 of net proceeds.

KEMET, headquartered in Greenville, South Carolina, is a leading manufacturer and distributor of both solid tantalum and monolithic ceramic capacitors used as components in circuit boards.


                           Other Portfolio Investments

R.B.M. Precision Metal Products, Inc. ("RBM") During May 1995, the Fund invested $1,430,800 in RBM. The investment consisted of $1,460,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock.

RBM, headquartered in Colorado Springs, Colorado, is a manufacturer of precision sheet metal enclosures, chassis and assemblies for business machines.

For its fiscal year ended October 31, 1999, RBM's revenues were $11.6 million versus a budget of $12.0 million. For the year, RBM's loss was $1.3 million (pretax) versus a budgeted loss of $1.9 million.

RBM projects sales of approximately $17 million for its fiscal year ended October 31, 2000, with a positive EBITDA. Sales and cash flows for the quarter ended January 31, 2000 were slightly below budget.

RBM remains current with its interest payments and is currently in compliance with all of its senior and subordinated loan covenants. However, it will not make the principal payment scheduled for May 2000 on the Fund's note, because it is not permitted to do so under the terms of an Intercreditor and Subordination Agreement ("Intercreditor Agreement"), between the Fund and RBM's other creditors. This Intercreditor Agreement was a stipulated pre-condition to RBM's debt restructuring, which occurred in late 1998.

The CEO of RBM's principle shareholder, 13i Capital Corporation ("13i"), has taken over as CEO of RBM. He has brought in a number of new professionals and is working to create new sales opportunities and restore the company to profitability. If this continues, the Fund could possibly receive a partial principal payment in the second quarter of 2001, since the Intercreditor Agreement permits such payments, limited to 85% of RBM's EBITDA. Originally, our debt was scheduled to be repaid over the three years ending May 2002. It now appears that it will take considerably longer than this. There is no assurance that any payments will be permitted and any such payments are entirely dependent upon RBM's continued improved performance. The Fund continues to urge a sale or refinancing of the company, but has been unable to obtain the agreement of 13i.

WasteMasters, Inc. ("WMI") and Atlas Environmental, Inc. ("Atlas") During January 1996, the Fund invested $3,855,398 in Atlas. The investment consisted of $3,934,080 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire common stock. The warrants had an exercise price of $8.00 per share.

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

Pursuant to the terms of the exchange agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24-month lock up period and a right to first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position, FCM recorded the WMI stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WMI common stock is $0.02 per share and the current bid price (March 31, 2000) is $0.30 per share.

Competition

The Fund's investment period ended on December 31, 1995, and the Fund is engaged in an orderly liquidation. Each of the Fund's remaining portfolio companies experience substantial competition in their respective businesses.

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


Item 3. Legal Proceedings

There are no legal proceedings pending against the Fund.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop.

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro-rata basis, after giving priority to Limited Partners owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized in Item 1 of this Report, "Business".

As of March 31, 2000, the number of Limited Partners of record was approximately 1,623.

The Fund made the following distributions to its partners with respect to 1998 and 1999:

   Quarter During                Total              Amount of
  Which Distributed            Amount of           Distribution
 Cash was Generated         Distribution(1)        Per $20 Unit        Payment Date
 ------------------         ---------------       -------------        ------------
 1st Quarter 1998            $1,327,456           $1.13/1.00(2)        May 15, 1998
 2nd Quarter 1998             1,207,004                1.00            August 14, 1998
 3rd Quarter 1998               364,110                 .30            November 13, 1998
 4th Quarter 1998               336,271                 .30            February 12, 1999
 1st Quarter 1999               336,271                 .30            May 14, 1999
 2nd Quarter 1999               336,271                 .30            August 13, 1999
 3rd Quarter 1999               336,271                 .30            November 15, 1999
 4th Quarter 1999               310,992                 .30            February 15, 2000



--------------------

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

Cash distributions for 1998 were paid out of net investment income (4.0%), realized gains on investments (53.9%) and a return of capital (42.1%). All of the cash distributions for 1999 represented a return of capital.

The 1999 distributions and the 1999 repurchase offer utilized a substantial portion of the Fund's remaining cash. As a result, it is unlikely that the Fund will be able to continue to pay quarterly distributions during 2000 and beyond. The distribution question will be addressed on a quarterly basis by the General Partners, and will involve the consideration of a number of issues.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $6.23 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments.

During the last year, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans were feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.


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

                                                                       As of December 31
                                                                   or Year Ended December 31
                                                --------------------------------------------------------------
                                                1999          1998            1997          1996          1995
                                                ----          ----            ----          ----          ----
                                                            (in thousands, except per Unit amounts)

    Total Investment Income                   $   393      $    743         $ 1,647       $ 1,600      $  2,669
    Net Investment (Loss) Income                 (326)          108           1,017           952         2,037
    Net Realized and Unrealized
      (Loss) Gain on Investments               (7,219)       (1,089)           (314)       (1,358)       (2,592)
    Cash Distributions Declared
      to Partners                               1,320         3,235           3,707         1,673         1,815
    Cash Utilized to Repurchase Units             384           894           1,364         1,719         2,355
    Total Assets                                2,025        11,254          17,195        20,751        24,143
    Net Assets                                  1,098        10,347          15,457        19,825        23,623
    Value of Investments                        1,761        10,281          16,788        20,357        23,799

Per Unit of Limited Partnership
    Interest:
      Net Investment (Loss) Income(1)            (.30)          .08             .78           .68          1.33
      Net Realized and Unrealized
       Loss on Investments(1)                   (6.56)         (.80)           (.25)         (.96)        (1.70)
      Cash Distributions Declared
       to Partners(2)                            1.20          2.70            2.90          1.20          1.20
      Net Asset Value                            1.26          9.51           12.91         15.28         16.79

---------------
(1) Calculated using the weighted average number of Units outstanding during the years ended December 31, 1999, 1998, 1997, 1996 and 1995 of 1,100,323, 1,190,993, 1,288,211, 1,395,138 and 1,513,503, respectively.

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

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to purchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro rata basis, after giving priority to Limited Partners owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized as follows:

                                 Units Repurchased              Net Asset Value per Unit
                            ------------------------------      ------------------------
                                             Percentage
         Date of                           of Outstanding                     Net of the
     Repurchase Offer        Number            Units            Gross            2% Fee
     ----------------       --------       --------------       ------        ----------
     November 1993           117,979            6.54%           $18.35           $17.98
     November 1994           160,172            9.49%            18.41            18.04
     November 1995           119,705            7.84%            19.67            19.28
     November 1996           108,068            7.68%            15.91            15.59
     November 1997            97,612            7.51%            13.97            13.69
     November 1998            91,870            7.65%             9.73             9.54
     November 1999            83,421            7.52%             4.60             4.51


The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode. Since the middle of 1997, the Fund has liquidated a significant percentage of its investments and has distributed approximately $6.23 per Unit to the Limited Partners, with the cash coming primarily from the liquidation of these investments.

During the last year, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans were feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments either mature or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

As of December 31, 1999, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $10.0 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.4 million. These portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represent approximately 101.1% of the Fund's net assets. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity.

As of December 31, 1999, the Fund's remaining liquid assets were invested in short-term commercial paper. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

During 1999, the Fund liquidated its remaining KEMET stock, with the Fund receiving $513,632 of sales proceeds.

Accrued interest receivable decreased $81,309 from $103,233 at December 31, 1998 to $21,924 at December 31, 1999. The $103,233 receivable at December 31, 1998 consisted primarily of interest due on the LMC notes and the $21,924 receivable at December 31, 1999 consisted primarily of interest due on the RBM notes. Both receivable amounts also included a small receivable for interest earned on money market investments. The Funds had placed the RBM notes on non-accrual status at December 31, 1998. During 1999, the Fund again began accruing interest on the RBM notes, but placed the LMC notes on non-accrual status. (See discussions below concerning the Fund's LMC and RBM investments.)

Accounts payable and accrued liabilities increased $43,238 from $539,360 at December 31, 1998 to $582,598 at December 31, 1999. This increase resulted primarily from increases in accrued legal fees and the Fund's litigation related reserves during 1999. These litigation related reserves represent $517,029, or approximately 89%, of the total accounts payable and accrued liabilities at December 31, 1999.

Distributions payable to partners decreased $25,279, from $336,271 at December 31, 1998 to $310,992 at December 31, 1999. This decrease resulted from a 7.52% decrease in the number of outstanding Units as a result of the repurchase of Units by the Fund during November 1999.

During 1999, the Fund declared quarterly cash distributions to its partners in the aggregate amount of $1,319,805, which were paid during the months of May, August and November 1999 and February 2000. The per Unit distribution rates were $.30 per Unit per quarter. All of these 1999 distributions represented a return of capital.

The 1999 distributions and the 1999 repurchase offer utilized a substantial portion of the Fund's remaining cash. As a result, it is unlikely that the Fund will be able to continue to pay quarterly distributions during 2000 and beyond. The distribution question will be addressed on a quarterly basis by the General Partners, and will involve the consideration of a number of issues.

The Fund has accrued approximately $517,000 for certain known potential liabilities related to two former investments of the Fund. In addition, the Fund may be exposed to other asserted or unasserted legal claims encountered in the course of its activities, past and present. Other than those amounts for which the Fund has specifically accrued, management does not believe the ultimate resolution of these matters will have a material impact on the operating results, financial position or cash flows of the Fund.

Results of Operations

Investment Income and Expenses

The Fund's investment income consists primarily of interest income earned from the various debt investments held by the Fund. Major expenses include professional fees, fund administration fees, investment advisory fees and administrative expenses.

1999 Compared to 1998

The Fund's net investment loss was $326,228 for the year ended December 31, 1999 on total investment income of $393,499 as compared to net investment income of $107,781 on total investment income of $743,018 for the prior year. Net investment income (loss) per limited partnership unit decreased from $0.08 to $(0.30) and the ratio of net investment income (loss) to average net assets decreased from 0.84% to (4.37)% for the year ended December 31, 1999 in comparison to the prior year.

Net investment income (loss) for the year ended December 31, 1999 decreased primarily as a result of a decrease in investment income in comparison to the prior year. Total expenses also increased, though by a much smaller amount.

Investment income decreased $349,519, or 47.0%, for the year ended December 31, 1999 in comparison to the prior year. This decrease resulted primarily from a decrease in the amount of the Fund's temporary investments and the decisions not to record interest on the Fund's LMC notes during the period from July 1, 1999 through December 31, 1999 and the Fund's RBM notes during the period from August 25, 1998 through May 24, 1999 (see discussions below). The amount of the Fund's temporary investments decreased because of (i) return of capital distributions by the Fund, (ii) the Fund's repurchase of Units during the fourth quarters of 1998 and 1999, (iii) purchases of additional follow-on investments, and (iv) the incurrence of net investment losses by the Fund.

Total expenses increased $84,490, or 13.3%, for the year ended December 31, 1999 in comparison to the prior year. This increase resulted primarily from an increase in professional fees. This increase was partially offset by a decrease in investment advisory fees.

Professional fees increased primarily as a result of increases in legal fees incurred in connection with litigation related to LMC's defined contribution pension plan, as discussed below.

Investment advisory fees decreased primarily as a result of (i) the repurchase of Units during the fourth quarters of 1998 and 1999, (ii) the payment of quarterly cash distributions during 1998 that exceeded the Limited Partners' Preferred Return (as defined in the Fund's Partnership Agreement), and (iii) losses realized by the Fund during the second quarter of 1998 with respect to the Mobile Technology, Inc. ("MTI"), Atlas and AR Accessories Group, Inc. ("ARA") portfolio investments. All three of these items decreased the amount of the Fund's available capital (as defined in the Partnership Agreement), which is the base with respect to which the investment advisory fees are calculated.

1998 Compared to 1997

The Fund's net investment income was $107,781 for the year ended December 31, 1998 on total investment income of $743,018 as compared to net investment income of $1,016,693 on total investment income of $1,646,796 for the prior year. Net investment income per limited partnership unit decreased from $0.78 to $0.08 and the ratio of net investment income to average net assets decreased from 5.69% to 0.84% for the year ended December 31, 1998 in comparison to the prior year.

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


Net Realized Gain (Loss) on Investments

The Fund realized net gains of $493,358 during the year ended December 31, 1999, net losses of $3,008,930 during the year ended December 31, 1998 and net gains of $3,545,258 during the year ended December 31, 1997.

The net realized gains for 1997 resulted from gains on the Fund's Neodata Corporation, Elgin National Industries, Inc., ENI Holding Corp. and Huntington Holdings, Inc. ("Huntington") investments, including a prepayment premium, and an additional realized loss on the Fund's Canadian's investment. The net realized losses for 1998 resulted from losses on the Fund's ARA, MTI and Atlas investments and an additional realized gain on the Fund's Huntington investment.

During 1999, the Fund liquidated its remaining KEMET common stock investment, The Fund received $513,632 of sales proceeds, resulting in aggregate net realized gains of $503,726.

The Fund incurred approximately $10,000 of realized losses during the year ended December 31, 1999 as a result of adjustments relating to certain previously held investments.

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

Prior to 1997, the Fund had recorded cumulative net unrealized loss on investments of $684,118. During 1997, the Fund recorded $11,869 of unrealized gain and $3,976,377 of unrealized loss on investments. In addition, the Fund disposed of investments during 1997 with respect to which the Fund had recorded $105,369 of net unrealized loss during prior years. Therefore, at December 31, 1997, the Fund had net unrealized loss on investments of $4,543,257.

During 1998, the Fund recorded $2,295,487 of unrealized loss on investments. In addition, the Fund disposed of investments during 1998 with respect to which the Fund had recorded $4,214,940 of net unrealized loss during prior years. Therefore, at December 31, 1998, the Fund had net unrealized loss on investments of $2,623,804.

The net increase in unrealized loss on investments during 1999 and the cumulative net unrealized loss on investments at December 31, 1999, consisted of the following components:


                                               Net Changes        Net Unrealized
                                              in Unrealized         Gain (Loss)
                                               Gain (Loss)        Recorded as of
Portfolio Investment                           During 1999       December 31, 1999
--------------------                          -------------      -----------------
Unrealized gains recorded during prior
  years with respect to investments
  disposed of during 1999                      $   (309,704)        $         --
LMC                                              (7,402,297)          (8,260,377)
RBM                                                      --             (753,634)
WMI                                                      --           (1,321,794)
                                               ------------         ------------
                                               $ (7,712,001)        $(10,335,805)
                                               ============         ============


LMC has a defined contribution plan (the "Plan"), which was closed during 1995. The current and previous trustees of the Plan failed to assure that the Plan was properly funded. In order to rectify this problem, LMC made demands on the current and previous trustees of the Plan and the previous controlling shareholder that these parties make the necessary payments to the Plan. LMC filed suit against Mr. Wallace, the former controlling shareholder of LMC and the current Plan trustee.

All matters relative to the Plan, including the attendant litigation, were settled during 1999. Mr. Wallace contributed $750,000 to pay the assessed underfunding. He received Class A preferred stock in return for this contribution. LMC gave Mr. Wallace a full release from all claims relative to this matter and has received letters from both the Internal Revenue Service and the Department of Labor indicating that they have "accepted" LMC's actions to date. While this does not mean that future action is precluded, LMC's management believes it to be unlikely.

Simultaneously with the above settlement, the Fund converted its revolving notes that were due October 1, 1999, plus all accrued interest due from LMC, into Class B preferred stock. Effective July 1, 1999, the Fund also discontinued accruing interest on the LMC Senior Subordinated Revolving Notes due October 31, 2000, which it still holds.

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under the Company's revolving line of credit with CIT Corporation, forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts. LMC received a notice of default, dated April 6, 2000, from CIT.

LMC has initiated discussions with several potential purchasers of its business, in whole or in part. To date, no meaningful offers have been received. LMC is also exploring a consignment joint venture for its spare parts business. The majority of LMC's employees, including Clyde Noorda, the President, have been released.

The LMC Board of Directors has authorized management to file for bankruptcy protection when, and if, it determines that it is in the best interests of the company to do so. In an effort to preserve value and facilitate the possible sale of the business, the Fund's General Partners approved an additional loan of up to $111,502, subsequent to December 31, 1999. As of March 31, 2000, LMC has drawn down $59,467 of this amount. When these funds are exhausted, LMC will probably have no alternative to a bankruptcy filing. The Fund previously wrote its LMC investment down by $540,800 and $317,280 during 1995 and 1997, respectively. As a result of the above-described developments, the Fund created additional reserves of $7,402,297 against the carrying values of the Fund's LMC investment during 1999. Thus, as of December 31, 1999, the Fund's total LMC investment had a net carrying value of $273,204, versus its cost of $8,533,581.

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

During December 1998, RBM and its lenders completed a restructuring under which a new senior lender, Wells Fargo Business Credit, replaced Bank of America. As part of this transaction, RBM's principle shareholder, 13i Capital Corporation ("13i"), contributed additional equity to the company and the subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully diluted basis, increased from 6.6% to 8.1%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund.

As a result of these developments, the Fund stopped accruing interest on its RBM subordinated debt effective August 24, 1998. In addition, the Fund recorded aggregate writedowns of $753,634 relating to RBM during the year ended December 31, 1998.

RBM resumed paying the quarterly interest payments in cash, commencing with the quarterly interest payment due on August 24, 1999. The Fund placed a $1 aggregate valuation on the RBM common stock that was received in payments of the interest with respect to the nine-month period beginning August 25, 1998 and ending May 24, 1999.

For its fiscal year ended October 31, 1999, RBM's revenues were $11.6 million versus a budget of $12.0 million. For the year, RBM's loss was $1.3 million (pretax) versus a budgeted loss of $1.9 million.

RBM projects sales of approximately $17 million for its fiscal year ended October 31, 2000, with a positive EBITDA. Sales and cash flows for the quarter ended January 31, 2000 were slightly below budget.

RBM remains current with its interest payments and is currently in compliance with all of its senior and subordinated loan covenants. However, it will not make the principal payment scheduled for May 2000 on the Fund's note, because it is not permitted to do so under the terms of an Intercreditor and Subordination Agreement ("Intercreditor Agreement"), between the Fund and RBM's other creditors. This Intercreditor Agreement was a stipulated pre-condition to RBM's debt restructuring, which occurred in late 1998.

13i's CEO has taken over as CEO of RBM. He has brought in a number of new professionals and seems to have stabilized the company. If this continues, the Fund could possibly receive a partial principal payment in the second quarter of 2001, since the Intercreditor Agreement permits such payments, limited to 85% of RBM's EBITDA. Originally, our debt was scheduled to be repaid over the three years ending May 2002. It now appears that it will take considerably longer than this. There is no assurance that any payments will be permitted and any such payments are entirely dependent upon RBM's continued improved performance. The Fund continues to urge a sale or refinancing of the company, but has been unable to obtain the agreement of 13i.

During June 1998, the Fund exchanged its Atlas (which was in bankruptcy proceedings) subordinated notes and warrants for 989,414 shares of common stock of WMI, an Atlanta, Georgia based waste management company. Pursuant to the terms of the agreement, the Fund is prohibited from selling its WMI common stock for 24 months. In addition, the Fund granted the entity acquiring the Fund's Atlas securities a call on the Fund's WMI common stock during the 24-month lock up period and a right of first refusal thereafter. The call price is $11.25 per share.

The WMI common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on the date of the exchange (June 3, 1998). Based on this price, the Fund's WMI common stock had a trading value of $1,761,157 on the date of the exchange. However, due to a number of factors, including the speculative nature of the WMI stock, the two year lock up period and the relative size of the Fund's stock position versus the daily trading volume, FCM decided to carry the WMI stock at the same $1 nominal value that the Atlas securities were previously carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The $1,321,794 balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WMI common stock is $0.02 per share and the current bid price (March 31, 2000) is $0.30 per share.


Readiness for Year 2000

During 1999, FCM completed a review of the accounting and other information systems that are currently being utilized by FCM and the Fund with regard to Year 2000 issues. This review involved both actual tests of parts of the information systems that were conducted by third party consultants and representations received from various software vendors. As a result of this review, FCM believed that all of these systems were Year 2000 compliant. All of the costs associated with this review were paid by FCM.

FCM also corresponded with appropriate third parties, such as the Fund's custodian and transfer agent, concerning whether their information systems were Year 2000 compliant. These third parties represented that their information systems were also Year 2000 compliant.

As a result of the above discussed review, Year 2000 issues were not expected to have any material adverse effects on the Fund's results of operations or financial condition. As of March 31, 2000, the Fund has incurred no Year 2000 related issues.

Inflation and Changing Prices

Inflation has had no material impact on the operations or financial condition of the Fund from inception through December 31, 1999. However, inflation and changing prices, in addition to other factors, may effect the value and the eventual selling price of the Fund's remaining investments.

Item 8. Financial Statements and Supplementary Data


                        FIDUCIARY CAPITAL PARTNERS, L.P.

List of Financial Statements                                         Page
----------------------------                                         ----

Report of Independent Public Accountants                             F-2

Schedule of Investments - December 31, 1999                          F-3

Balance Sheets - December 31, 1999 and 1998                          F-5

Statements of Operations for each of the years
   ended December 31, 1999, 1998 and 1997                            F-6

Statements of Cash Flows for each of the years
   ended December 31, 1999, 1998 and 1997                            F-7

Statements of Changes in Net Assets for each of the
   years ended December 31, 1999, 1998 and 1997                      F-8

Selected Per Unit Data and Ratios for each of the years
   ended December 31, 1999, 1998, 1997, 1996 and 1995                F-9

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Fiduciary Capital Partners, L.P.:


We have audited the accompanying balance sheets of Fiduciary Capital Partners, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, including the schedule of investments as of December 31, 1999, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 1999 and the selected per unit data and ratios for each of the five years in the period then ended. These financial statements and per unit data and ratios are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 1999 and 1998, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Fiduciary Capital Partners, L.P. as of December 31, 1999 and 1998, and the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 1999, and the selected per unit data and ratios for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the financial statements include investment securities valued at $1,111,012 at December 31, 1999 (101.1% of net assets) and $7,415,494 at December 31, 1998 (71.7% of net assets) whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the managing general partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.



                             /s/ Arthur Andersen LLP


Denver, Colorado
February 3, 2000.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 1999


-------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
-------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                  through
                    due 10/31/00(1)                  01/13/99          $ 1,967,040    $   273,200
93,537 sh.          LMC Corporation
                    Class B Preferred Stock*         08/09/99              935,370              1
260,400 sh.         LMC Corporation
                    Class C Preferred Stock*         06/10/94            2,596,621              1
5,523,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                    through
                                                     08/05/98            3,034,549              1
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
-------------------------------------------------------------------------------------------------------------------
                                                                         8,533,581        273,204       15.5%
-------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(2)                       05/24/95            1,415,017        744,337
14,265.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955              1
14,392 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                    1              1
-------------------------------------------------------------------------------------------------------------------
                                                                         1,497,973        744,339       42.3
-------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies (92.6% of net assets)       10,031,554      1,017,543       57.8
-------------------------------------------------------------------------------------------------------------------

NON-MANAGED COMPANIES:

$117,460            Niigata Engineering              12/01/99
                    Co., Ltd.                        through
                    Receivables(3)                   12/10/99               93,468         93,468
-------------------------------------------------------------------------------------------------------------------
                                                                            93,468         93,468        5.3
-------------------------------------------------------------------------------------------------------------------
989,414 sh.         WasteMasters, Inc.,
                    Common Stock(4)*                 06/03/98            1,321,795              1
-------------------------------------------------------------------------------------------------------------------
                                                                         1,321,795              1        0.0
-------------------------------------------------------------------------------------------------------------------
     Total Investment in Non-Managed Companies (8.5% of net assets)      1,415,263         93,469        5.3
-------------------------------------------------------------------------------------------------------------------



              The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                DECEMBER 31, 1999

-------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                            Investment            Amortized                   % of Total
Shares              Investment                        Date                 Cost            Value     Investments
-------------------------------------------------------------------------------------------------------------------
TEMPORARY INVESTMENTS:

$650,000            Ford Motor Credit Corporation,
                    5.77% Notes due 1/04/00          12/14/99              649,689        649,689
-------------------------------------------------------------------------------------------------------------------
     Total  Temporary Investments (59.2% of net assets)                    649,689        649,689       36.9
-------------------------------------------------------------------------------------------------------------------
     Total Investments (160.3% of net assets)                          $12,096,506     $1,760,701      100.0%
===================================================================================================================

(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2) The terms of the notes provide for three equal annual principal payments of $486,667 commencing on May 24, 2000. However, the Fund is a party to an Intercreditor and Subordination Agreement with R.B.M. Precision Metal Products, Inc.'s ("RBM's") other creditors, which prohibits principal payments on the notes prior to October 31, 2000 and restricts payments thereafter, based on a number of financial formulas contained in the Agreement.

(3) These are non-interest-bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due November 21, 2001 and May 21, 2002 in the amounts of $55,639 and $61,821, respectively.

(4) The WasteMasters, Inc. common stock, which trades on the OTC Bulletin Board System, is subject to a 24-month lock up period, a call option and a right of first refusal.

*    Non-income producing security.









              The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                   BALANCE SHEETS - DECEMBER 31, 1999 AND 1998


                                                              1999            1998
                                                          ------------    ------------
ASSETS:

   Investments
     Portfolio investments, at fair value:
       Managed companies (amortized cost -
         $10,031,554 and $9,037,112, respectively)        $  1,017,543    $  7,735,102
       Non-managed companies (amortized cost-
         $1,415,263 and $1,321,795, respectively)               93,469               1
     Temporary investments, at amortized cost                  649,689       2,546,274
                                                          ------------    ------------
       Total investments                                     1,760,701      10,281,377
   Cash and cash equivalents                                   218,111         837,202
   Accrued interest receivable                                  21,924         103,233
   Other assets                                                 24,333          31,859
                                                          ------------    ------------

     Total assets                                         $  2,025,069    $ 11,253,671
                                                          ============    ============

LIABILITIES:

   Due to affiliates                                      $     33,048    $     31,197
   Accounts payable and accrued liabilities                    582,598         539,360
   Distributions payable to partners                           310,992         336,271
                                                          ------------    ------------

     Total liabilities                                         926,638         906,828
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:

  Managing General Partner                                    (196,777)       (207,011)
  Limited Partners (equivalent to $1.26 and $9.51,
    respectively, per limited partnership unit based on
    1,026,273 and 1,109,694 units outstanding)               1,295,208      10,553,854
                                                          ------------    ------------

     Total net assets                                        1,098,431      10,346,843
                                                          ------------    ------------

         Total liabilities and net assets                 $  2,025,069    $ 11,253,671
                                                          ============    ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                   1999            1998            1997
                                               ------------    ------------    ------------
INVESTMENT INCOME:

   Income:
      Interest                                 $    389,419    $    728,803    $  1,329,751
      Dividend                                           --              --         292,981
      Other income                                    4,080          14,215          24,064
                                               ------------    ------------    ------------
        Total investment income                     393,499         743,018       1,646,796
                                               ------------    ------------    ------------

   Expenses:
     Professional fees                              268,469         164,127         169,499
     Fund administration fees                       143,370         143,370         143,370
     Investment advisory fees                        96,162         119,733         141,646
     Administrative expenses                         81,105          81,105          81,105
     Independent General Partner fees
        and expenses                                 63,330          61,231          55,219
     Other expenses                                  67,291          65,671          39,264
                                               ------------    ------------    ------------
        Total expenses                              719,727         635,237         630,103
                                               ------------    ------------    ------------

NET INVESTMENT (LOSS) INCOME                       (326,228)        107,781       1,016,693
                                               ------------    ------------    ------------

REALIZED AND UNREALIZED
    GAIN (LOSS) ON INVESTMENTS:

     Net realized gain (loss) on investments        493,358      (3,008,930)      3,545,258
     Net change in unrealized loss on
        investments                              (7,712,001)      1,919,453      (3,859,138)
                                               ------------    ------------    ------------
          Net loss on investments                (7,218,643)     (1,089,477)       (313,880)
                                               ------------    ------------    ------------

NET (DECREASE) INCREASE IN NET
   ASSETS RESULTING FROM OPERATIONS            $ (7,544,871)   $   (981,696)   $    702,813
                                               ============    ============    ============

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) increase in net assets
     resulting from operations                                 $ (7,544,871)   $   (981,696)   $    702,813
   Adjustments to reconcile net (decrease) increase
     in net assets resulting from operations to net cash
     (used in) provided by operating activities:
       Accreted discount on portfolio investments                   (15,038)        (12,929)        (39,028)
       Interest income received in stock                            (85,620)             --              --
       Change in assets and liabilities:
         Accrued interest receivable                                 81,309         (26,412)         36,988
         Other assets                                                 7,526          34,201         (58,412)
         Due to affiliates                                            1,851          (7,926)        (13,532)
         Accounts payable and accrued liabilities                    32,869           2,997         (20,670)
       Net realized (gain) loss on investments                     (493,358)      3,008,930      (3,545,258)
       Net change in unrealized loss on investments               7,712,001      (1,919,453)      3,859,138
                                                               ------------    ------------    ------------
         Net cash (used in) provided by operating activities       (303,331)         97,712         922,039
                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                               (997,157)     (3,531,710)     (1,005,376)
   Proceeds from dispositions of portfolio investments              513,632       1,366,389      10,721,487
   Sale (purchase) of temporary investments, net                  1,896,585       7,647,283      (6,396,301)
                                                               ------------    ------------    ------------
     Net cash provided by investing activities                    1,413,060       5,481,962       3,319,810
                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                           (1,345,084)     (4,112,271)     (2,887,058)
   Repurchase of limited partnership units                         (383,736)       (893,895)     (1,363,640)
                                                               ------------    ------------    ------------
     Net cash used in financing activities                       (1,728,820)     (5,006,166)     (4,250,698)
                                                               ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                            (619,091)        573,508          (8,849)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                837,202         263,694         272,543
                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                 $    218,111    $    837,202    $    263,694
                                                               ============    ============    ============

NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Investments exchanged for other investments               $         --    $  1,639,200    $         --
                                                               ============    ============    ============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                    1999            1997            1997
                                               ------------    ------------    ------------
(Decrease) increase in net assets
  resulting from operations:
     Net investment (loss) income              $   (326,228)   $    107,781    $  1,016,693
     Net realized gain (loss) on investments        493,358      (3,008,930)      3,545,258
     Net change in unrealized loss on
       investments                               (7,712,001)      1,919,453      (3,859,138)
                                               ------------    ------------    ------------
         Net (decrease) increase in net
           assets resulting from operations      (7,544,871)       (981,696)        702,813

Repurchase of limited partnership units            (383,736)       (893,895)     (1,363,640)

Distributions to partners from -
   Net investment income                                 --        (129,001)     (1,016,693)
   Realized gain on investments                          --      (1,742,647)     (1,905,894)
   Return of capital                             (1,319,805)     (1,363,193)       (784,482)
                                               ------------    ------------    ------------

     Total decrease in net assets                (9,248,412)     (5,110,432)     (4,367,896)

Net assets:

   Beginning of year                             10,346,843      15,457,275      19,825,171
                                               ------------    ------------    ------------

   End of year (including no undistributed
    net investment income)                     $  1,098,431    $ 10,346,843    $ 15,457,275
                                               ============    ============    ============

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

    FOR EACH OF THE YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995


                                                    1999             1998             1997             1996             1995
                                               -------------    -------------    -------------    -------------    -------------
Per Unit Data:
   Investment income(1)                        $         .36    $         .54    $        1.26    $        1.14    $        1.74
   Expenses(1)                                          (.66)            (.46)            (.48)            (.46)            (.41)
                                               -------------    -------------    -------------    -------------    -------------
     Net investment (loss) income(1)                    (.30)             .08              .78              .68             1.33

   Net realized gain (loss) on investments(1)            .45            (2.20)            2.72            (2.80)            3.00

   Net change in unrealized loss on
     investments(1)                                    (7.01)            1.40            (2.97)            1.84            (4.70)

   Effect of unit repurchases on
     net asset value                                    (.19)             .02               --             (.03)            (.19)

   Distributions declared to partners                  (1.20)           (2.70)           (2.90)           (1.20)           (1.20)
                                               -------------    -------------    -------------    -------------    -------------

   Net decrease in net asset value                     (8.25)           (3.40)           (2.37)           (1.51)           (1.76)

   Net asset value:
     Beginning of year                                  9.51            12.91            15.28            16.79            18.55
                                               -------------    -------------    -------------    -------------    -------------
     End of year                               $        1.26    $        9.51    $       12.91    $       15.28    $       16.79
                                               =============    =============    =============    =============    =============

Ratios:
   Ratio of expenses to average net assets              9.65%            4.92%            3.53%            2.85%            2.23%
   Ratio of net investment (loss) income
     to average net assets                             (4.37)%           0.84%            5.69%            4.19%            7.19%

Number of limited partnership units
   at end of year                                  1,026,273        1,109,694        1,201,564        1,299,176        1,407,244

----------

 (1) Calculated using the weighted average number of limited partnership units outstanding during the years ended December 31, 1999, 1998, 1997, 1996 and 1995 of 1,100,323, 1,190,993, 1,288,211, 1,395,138 and 1,513,503,
       respectively.



              The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998


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

The investment objective of the Fund was to provide current income and capital appreciation by investing primarily in subordinated debt and related equity securities issued as the mezzanine financing of privately structured, friendly leveraged buyouts, leveraged acquisitions and leveraged recapitalizations. These investments are referred to herein as "portfolio investments". Managed companies are those to which significant managerial assistance is offered. As discussed below, the Fund is now in a liquidation mode.

As set forth in the Partnership Agreement, the Fund's investment period ended on December 31, 1995. Although the Fund is permitted to make additional investments in existing portfolio companies, the Fund is no longer permitted to acquire investments in new portfolio companies. A number of alternative actions through which the Fund could be liquidated by the end of 2000 are currently being considered. Once a specific plan of liquidation is developed, the requisite regulatory procedures required to liquidate the Fund will be followed.

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

                           DECEMBER 31, 1999 AND 1998


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

                           DECEMBER 31, 1999 AND 1998


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

Prior to 1998, cash distributions and earnings of the Fund were allocated 99% to the Limited Partners and 1% to FCM. Pursuant to the terms of the Fund's Partnership Agreement, the Fund's 1998 loss was allocated approximately 87% to the Limited Partners and approximately 13% to FCM, and the portion of the 1998 cash distributions that exceeded the partners' cumulative preferred return amounts was allocated 100% to the Limited Partners. Approximately 100% of the Fund's 1999 loss was allocated to the Limited Partners, and 1999 distributions were allocated 99% to the Limited Partners and 1% to FCM.


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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1999 AND 1998


5.       PERIODIC UNIT REPURCHASE PLAN

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%), which is retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess if this amount are tendered, Units are purchased on a pro-rated basis, after giving priority to investors owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized as follows:

                                        Units Repurchased                   Net Asset Value per Unit
                               --------------------------------            --------------------------
                                                   Percentage
         Date of                                 of Outstanding                            Net of the
     Repurchase Offer          Number                Units                 Gross             2% Fee
     ----------------          -------           --------------            ------          ----------
     November 1993             117,979                6.54%                $18.35            $17.98
     November 1994             160,172                9.49%                 18.41             18.04
     November 1995             119,705                7.84%                 19.67             19.28
     November 1996             108,068                7.68%                 15.91             15.59
     November 1997              97,612                7.51%                 13.97             13.69
     November 1998              91,870                7.65%                  9.73              9.54
     November 1999              83,421                7.52%                  4.60              4.51


6.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. Investment advisory fees of $96,162, $119,733 and $141,646 were incurred by the Fund for 1999, 1998 and
1997, respectively.


7.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $143,370 were incurred each year by the Fund during 1999, 1998 and 1997. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $81,105 each year during 1999, 1998 and 1997.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1999 AND 1998


8.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP, an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $63,330, $61,231 and $55,219 were incurred by the Fund for 1999, 1998 and 1997, respectively.


9.       OTHER RELATED PARTY TRANSACTIONS

FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. Such reimbursements amounted to $304,344, $231,913 and $311,347 during 1999, 1998 and 1997, respectively.


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

Although the Fund cannot eliminate the risks associated with its investments in these high-yield securities, it has established risk management procedures. The Fund subjected each prospective investment to rigorous analysis, and made only those investments that were recommended by FCM and that met the Fund's investment guidelines or that were otherwise approved by the Independent General Partners. The Fund also has procedures in place to continually monitor its portfolio companies.

As of December 31, 1999, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $10.0 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.4 million. During the year ended December 31, 1999, the Fund acquired additional follow-on investments in LMC at a net cost of approximately $1.0 million, including the Niigata receivables that were purchased from LMC.

During 1999, the Fund liquidated its remaining KEMET Corporation common stock investment. The Fund received $513,632 of sales proceeds, resulting in aggregate net realized gains of $503,726.

The Fund has pledged the common stock it owns in LMC Credit Corp. as collateral for the corporation's debt. None of the Fund's other portfolio investments are pledged or otherwise encumbered.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1999 AND 1998


11.      UNREALIZED GAIN (LOSS) ON INVESTMENTS

As of December 31, 1998, the Fund had recorded net unrealized loss on investments of $2,623,804. During 1999, the Fund recorded $7,402,297 of additional unrealized loss on investments. In addition, the Fund disposed of investments during 1999 with respect to which the Fund had recorded $309,704 of unrealized gain during prior years. Therefore, at December 31, 1999, the Fund had recorded net unrealized loss on investments of $10,335,805.


12.      NON-ACCRUAL STATUS OF INVESTMENTS

In accordance with the Fund's accounting policies, the Fund stopped accruing interest on the LMC Senior Subordinated Revolving Notes effective July 1, 1999. In addition, the Fund did not record interest income with respect to the R.B.M. Precision Metal Products, Inc. ("RBM") Senior Subordinated Secured Notes during the period from August 25, 1998 through May 24, 1999. The Fund received RBM common stock in payment of the interest due with respect to this nine-month period and the stock was valued at $1 by the Fund.


13.      COMMITMENTS AND CONTINGENCIES

Litigation The Fund has accrued approximately $517,000 for certain known potential liabilities related to former investments of the Fund. In addition, the Fund may be exposed to other asserted or unasserted legal claims encountered in the course of its activities, past and present. Other than those amounts for which the Fund has specifically accrued, management does not believe the ultimate resolution of these matters will have a material adverse impact on the operating results, financial position or cash flows of the Fund.


14.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The following is a reconciliation of the net increase in net assets resulting from operations in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                     1999           1998           1997
                                                 ------------   ------------   ------------
Net (decrease) increase in net assets resulting
  from operations per financial statements       $ (7,544,871)  $   (981,696)  $    702,813
Increase (decrease) resulting from:
  Unrealized loss on investments                    7,712,001     (1,919,453)     3,859,138
   Realized gains and losses on investments            10,369     (3,540,468)       (90,867)
  Fee income, net of amortization                          --             --        (57,426)
  Interest income                                       8,704        150,888             --
  Other                                                22,414        (12,936)       (26,213)
                                                 ------------   ------------   ------------
Taxable income (loss) per federal
  income tax return                              $    208,617   $ (6,303,665)  $  4,387,445
                                                 ============   ============   ============

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 1999 AND 1998


The following is a reconciliation of the amount of the Fund's net assets as shown in the accompanying financial statements and the tax bases of the Fund's net assets:

                                                  1999           1998           1997
                                             ------------   ------------   ------------
Net assets per financial statements          $  1,098,431   $ 10,346,843   $ 15,457,275
  Unrealized loss on investments               10,335,805      2,623,804      4,543,257
  Syndication, organization and
    start-up costs, net                         2,869,139      3,243,217      3,352,335
  Realized gains and losses on investments        517,029        506,660      4,047,128
  Distributions payable                           310,992        336,271      1,213,701
  Additional stock and note basis                 159,592        150,888             --
  Accrued expenses                                 47,975         23,000         23,000
                                             ------------   ------------   ------------
Tax bases of net assets                      $ 15,338,963   $ 17,230,683   $ 28,636,696
                                             ============   ============   ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 1999 or 1998.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The Fund has no directors or executive officers. The General Partners of the Fund jointly manage and control the affairs of the Fund and have general responsibility and authority in all matters affecting its business.

FCM serves as Investment Adviser to the Fund and is responsible for the identification of all investments made by the Fund and all other investment advisory services necessary for the operation of the Fund in carrying out its investment objectives and policies. The Investment Committee of FCM is responsible for approval of all investment decisions of FCM with respect to the Fund and consists of seven members. Five of the seven members are appointed by FCM Fiduciary Capital Corporation ("FCC") and two are appointed by Mezzanine Capital Corporation ("MCC"). The current members of the Investment Committee are Paul Bagley, W. Duke DeGrassi and Michael G. Rafferty, appointed by FCC; and Stephen R. Dyer and Clifford B. Wattley, appointed by MCC. Election of two additional members to the Investment Committee by FCC remains undetermined as of the date of this Report. The Independent General Partners oversee the investment activities of the Investment Adviser.

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

Paul Bagley, age 57, is Chairman, Chief Executive Officer and an Investment Committee Member of FCM. Mr. Bagley is a founding principal of Stone Pine Capital, LLC, a group that provides mezzanine capital to fund acquisitions, buyouts, growth and recapitalization and is also associated with Stone Pine Asset Management, LLC and Stone Pine Investment Banking, LLC. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings, Inc., an investment services company, from January 1995 until November 1996. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios. Mr. Bagley is also a director of Consolidated Capital of North America, Inc. and Hollis-Eden Pharmaceuticals, Inc., both publicly held companies, LMC Corporation, a privately held manufacturer of low ground pressure vehicles, and Hamilton Lane Private Equity Fund, PLC, an Irish Stock Exchange listed investment partnership. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.Sc. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

W. Duke DeGrassi, age 53, is the President and an Investment Committee Member of FCM. Mr. DeGrassi is also the Chief Investment Officer of Hamilton Lane Advisors and an owner of The Stone Pine Companies, a group of private entities, which provide asset management and investment banking services to third parties, which are not related to the Funds. From May 1988 to December 1993, Mr. DeGrassi was a Corporate Vice President with PaineWebber Incorporated. From 1986 and until joining PaineWebber, Mr. DeGrassi was a Vice President in the Direct Investments Group at Shearson Lehman Hutton Inc. Prior to that, Mr. DeGrassi spent seventeen years as a financial executive in the energy business, working both domestically and in foreign operations. Mr. DeGrassi received a Bachelor of Business Administration in accounting from the University of Texas at Austin in 1969. Mr. DeGrassi serves as Chairman of the Board and Chief Executive Officer of LMC Corporation.

Donald R. Jackson, age 50, is a Senior Vice President, Treasurer, Chief Financial and Accounting Officer and Compliance Officer of FCM. Mr. Jackson is also an owner of The Stone Pine Companies, a group of private entities, which provide asset management and investment banking services to third parties, which are not related to the Funds. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. He received a Bachelor of Science degree in accounting in 1971 from the University of Denver and is a Certified Public Accountant. Mr. Jackson serves as a director of LMC Corporation and Consolidated Capital of North America, Inc.

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

For information regarding Paul Bagley, W. Duke DeGrassi, and Donald R. Jackson see the above section concerning the management of FCM.


                          Mezzanine Capital Corporation

   Name                               Positions Held
   ----                               --------------
   Stephen R. Dyer                    President and Director
   Clifford B. Wattley                Vice President, Assistant Secretary
                                        and Director
   Carmine Fusco                      Vice President, Secretary, Treasurer
                                        and Chief Financial and
                                        Accounting Officer

Stephen R. Dyer, age 40, is President, Assistant Secretary and Director of Mezzanine Capital Corporation. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

Clifford B. Wattley, age 50, is a Vice President, Assistant Secretary and Director of Mezzanine Capital Corporation. Mr. Wattley is a Corporate Vice President with PaineWebber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Private Investment Department. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

Carmine Fusco, age 31, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of Mezzanine Capital Corporation. He also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco was previously employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.


                          Independent General Partners


A.       E. Bruce Fredrikson

E. Bruce Fredrikson, age 62, has been an Independent General Partner since 1992. Dr. Fredrikson is a Professor of Finance at Syracuse University School of Management where he has taught since 1966 and has previously served as Chairman of the Finance Department. Dr. Fredrikson has a bachelor's degree in economics from Princeton University and a master's degree in business administration and a Ph.D. in finance from Columbia University. Dr. Fredrikson serves as a director of Innodata Corporation and Track Data Corporation.

B.       Mark A. Sargent

Mark A. Sargent, age 48, is the Dean and a Professor of Law at Villanova University School of Law. From 1989 to 1997, he was a Professor of Law at the University of Maryland School of Law, and served as Associate Dean from 1995 to 1997. Mr. Sargent is also currently a member of the editorial boards for several business law publications, a consultant on corporate and securities law matters, and an arbitrator for disputes in the securities industry. In 2000, he was elected to the National Adjudicatory Council of NASD regulation. Mr. Sargent has a bachelors degree from Wesleyan University, a masters degree in history from Cornell University and a J.D. degree from Cornell Law School.

C.       Phillip Siegel

Phillip Siegel, age 57, is an independent business consultant. From June through November 1999, Mr. Siegel was Chairman and Chief Executive Officer of Vidikron Technologies Group, Inc. From May 1996 through February 1998, Mr. Siegel was a Vice President and Chief Financial Officer of Health Management Systems, Inc. From 1993 until May 1996, Mr. Siegel was an independent business consultant. He served as senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial Officer of Sherwood Group and Sherwood Securities. From 1972 through 1987, Mr. Siegel served in various senior executive capacities for the American subsidiary of Reuters Limited, PLC, including as Vice President for Acquisitions, as Vice President and General Counsel, and as the senior financial officer.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 furnished to the Fund during 1999 and 2000 and written representations by the persons listed above, the Fund has not identified any such person that failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act for fiscal year 1999.


Item 11. Executive Compensation

No compensation was paid by the Fund to the officers and directors of the General Partners during 1999. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the General Partners and their affiliates by the Fund during 1999.


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

         (b) No directors of FCM Fiduciary Capital Corporation, no directors or officers of Mezzanine Capital Corporation and no Independent General Partners owned any Units as of March 1, 2000. One officer of FCM Fiduciary Capital Management Company and FCM Fiduciary Capital Corporation owned 650 Units as of March 1, 2000.

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

Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates for 1999.

Investment Advisory Fees As compensation for its services as investment adviser, FCM receives a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. During 1999, FCM earned investment advisory fees of $96,162.

Fund Administration Fees As compensation for its services as fund administrator, FCM receives a monthly fee at an annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. During 1999, FCM earned fund administration fees of $143,370. The Fund also reimbursed FCM for $81,105 of administrative expenses incurred in providing accounting and investor services to the Fund during 1999.

Independent General Partner Fees and Expenses As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $63,330 were incurred by the Fund during 1999.

Accountable Expenses FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. During 1999, such reimbursements amounted to $304,344.

Partnership Interest FCM received cash distributions of $13,198 as its allocable share of the Fund's distributions for 1999. In addition, $23,432 of the Fund's net investment income and net gain (loss) on investments for 1999 was allocated to FCM.

                                     PART IV



Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

(a) and (d)       The following documents are filed as part of this Report:

                  1. Financial Statements: See List of Financial Statements in Item 8.

                  2.    Financial Statement Schedules:  None.

           (b) The Partnership did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

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

                                 EXHIBIT INDEX

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

   10.5 Transfer Agent Agreement, dated as of April 1, 1999, by and among Fiduciary Capital Partners, L.P., FCM Fiduciary Capital
                  Management Company and GEMISYS Corporation.

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

------------------
* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  April 10, 2000

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


                     By: E. BRUCE FREDRIKSON
                         Independent General Partner


                         /s/ E. Bruce Fredrikson
                         --------------------------------------


                     By: MARK A. SARGENT
                         Independent General Partner


                         /s/ Mark A. Sargent
                         --------------------------------------


                     By: PHILLIP SIEGEL
                         Independent General Partner


                         /s/ Phillip Siegel
                         --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on April 10, 2000.


         SIGNATURE OF THE SOLE DIRECTOR OF THE MANAGING GENERAL PARTNER OF FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY (A DELAWARE GENERAL PARTNERSHIP), MANAGING GENERAL PARTNER OF THE REGISTRANT.


  Signature                                              Title
  ---------                                              -----


  /s/ Paul Bagley                         Chief Executive Officer and Sole
  ---------------------------------       Director of FCM Fiduciary Capital
      Paul Bagley                         Corporation, managing general partner
                                          of FCM Fiduciary Capital Management
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

    10.5                  Transfer Agent Agreement, dated as of April 1, 1999, by and among
                          Fiduciary Capital Partners, L.P., FCM Fiduciary Capital Management
                          Company and GEMISYS Corporation.

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