Form 10-Q
period 2000-09-30
FIDUCIARY CAPITAL PARTNERS L P
filed 2000-11-01
CIK 841687

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                                 ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to ______________________


Commission file number   0-17737
                         -------


                        Fiduciary Capital Partners, L.P.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                         86-0653600
          ---------------------               -----------------
         (State of organization)               (I.R.S. Employer
                                              Identification No.)


           1530 16th Street
               Suite 200
           Denver, Colorado                          80202
          --------------------                      --------
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

                        Fiduciary Capital Partners, L.P.
                     Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 2000



                               Table of Contents

                                                                                                 Page
                                                                                                 ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)                                       3

                             Schedule of Investments -
                             September 30, 2000                                                     3

                             Balance Sheets - September 30, 2000 and
                             December 31, 1999                                                      5

                             Statements of Operations for the three months
                             ended September 30, 2000 and 1999                                      6

                             Statements of Operations for the nine months
                             ended September 30, 2000 and 1999                                      7

                             Statements of Cash Flows for the nine months
                             ended September 30, 2000 and 1999                                      8

                             Statements of Changes in Net Assets for the
                             nine months ended September 30, 2000 and
                             for the year ended December 31, 1999                                   9

                             Selected Per Unit Data and Ratios                                     10

                             Notes to Financial Statements                                         11

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                            13


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                      19



                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 2000
                                  (unaudited)

Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost            Value     Investments
------              ----------                       ----------       ------------        -------    ------------
MANAGED COMPANIES:

$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99         $  1,967,040       $      1

$41,404             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               41,404              1

93,537 sh.          LMC Corporation,
                    Class B Preferred Stock*         08/09/99              935,370              1

260,400 sh.         LMC Corporation,
                    Class C Preferred Stock*         06/10/94            2,596,621              1

5,523,500 sh.       LMC Corporation,                 02/09/96
                    Common Stock*                     through
                                                     08/05/98            3,034,549              1
52.08 sh.           LMC Credit Corp.,
                    Common Stock*                    02/09/96                    1              1
                                                                      ------------       --------           ----
                                                                         8,574,985              6            0.0%
                                                                      ------------       --------           ----
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,429,618        758,938

14,265.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock*           05/24/95               82,955              1

14,392 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock*                           12/09/98                    1              1
                                                                      ------------       --------           ----
                                                                         1,512,574        758,940           78.5
                                                                      ------------       --------           ----
     Total Investments in Managed Companies (140.2% of net assets)      10,087,559        758,946           78.5
                                                                      ------------       --------           ----

             The accompanying notes to financial statements are an
                        integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 2000
                                  (unaudited)

Principal
Amount/                                              Investment          Amortized                   % of Total
Shares              Investment                          Date               Cost            Value     Investments
---------           ----------                       ----------          ---------        -------    -----------
NON-MANAGED COMPANIES:

$228,738            Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(4)                   01/03/00              207,791        207,791
                                                                       -----------        -------      -----
                                                                           207,791        207,791       21.5
                                                                       -----------        -------      -----

989,414 sh.         WasteMasters, Inc.,
                    Common Stock(5)*                 06/03/98            1,321,795              1
                                                                       -----------        -------      -----
                                                                         1,321,795              1        0.0
                                                                       -----------        -------      -----
     Total Investment in Non-Managed
       Companies (38.4% of net assets)                                   1,529,586        207,792       21.5
                                                                       -----------        -------      -----
     Total Investments (178.6% of net assets)                          $11,617,145       $966,738      100.0%
                                                                       ===========       ========      =====

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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                                                            2000               1999
                                                        -----------        -----------
ASSETS:
   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $10,087,559 and $10,031,554,
         respectively)                                  $   758,946        $ 1,017,543
       Non-managed companies (amortized cost-
         $1,529,586 and $1,415,263, respectively)           207,792             93,469
       Temporary investments, at amortized cost                  --            649,689
                                                        -----------        -----------
         Total investments                                  966,738          1,760,701
   Cash and cash equivalents                                195,291            218,111
   Accrued interest receivable                               21,008             21,924
   Other assets                                              32,517             24,333
                                                        -----------        -----------

     Total assets                                       $ 1,215,554        $ 2,025,069
                                                        ===========        ===========

LIABILITIES:
   Payable to affiliates                                $    96,409        $    33,048
   Accounts payable and accrued liabilities                 577,965            582,598
   Distributions payable to partners                             --            310,992
                                                        -----------        -----------

     Total liabilities                                      674,374            926,638
                                                        -----------        -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
   Managing General Partner                                (196,777)          (196,777)
   Limited Partners (equivalent to $0.72
     and $1.26, respectively, per limited
     partnership unit based on 1,026,273
     units outstanding)                                     737,957          1,295,208
                                                        -----------        -----------

       Net assets                                           541,180          1,098,431
                                                        -----------        -----------

         Total liabilities and net assets               $ 1,215,554        $ 2,025,069
                                                        ===========        ===========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

                                                            2000               1999
                                                        -----------        -----------
INVESTMENT INCOME:
   Income:
     Interest                                           $    60,470        $    89,557
                                                        -----------        -----------

       Total investment income                               60,470             89,557
                                                        -----------        -----------

   Expenses:
     Fund administration fees                                35,843             35,843
     Investment advisory fees                                22,451             24,276
     Administrative expenses                                 20,275             20,275
     Professional fees                                       20,267            134,577
     Independent General Partner fees
       and expenses                                          12,743             12,751
     Other expenses                                          28,235             14,592
                                                        -----------        -----------

       Total expenses                                       139,814            242,314
                                                        -----------        -----------

NET INVESTMENT LOSS                                         (79,344)          (152,757)
                                                        -----------        -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain on investments                            --            399,963
     Net change in unrealized loss on investments          (314,602)        (3,615,611)
                                                        -----------        -----------

       Net loss on investments                             (314,602)        (3,215,648)
                                                        -----------        -----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                            $  (393,946)       $(3,368,405)
                                                        ===========        ===========



             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

                                                            2000               1999
                                                        -----------        -----------
INVESTMENT INCOME:
   Income:
     Interest                                           $   190,778        $   315,944
                                                        -----------        -----------

       Total investment income                              190,778            315,944
                                                        -----------        -----------

   Expenses:
     Fund administration fees                               107,528            107,528
     Investment advisory fees                                67,352             72,826
     Administrative expenses                                 60,828             60,828
     Professional fees                                       43,960            177,298
     Independent General Partner fees
       and expenses                                          38,260             50,633
     Other expenses                                         115,499             46,300
                                                        -----------        -----------

       Total expenses                                       433,427            515,413
                                                        -----------        -----------

NET INVESTMENT LOSS                                        (242,649)          (199,469)
                                                        -----------        -----------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS:

     Net realized gain on investments                            --            393,808
     Net change in unrealized loss on investments          (314,602)        (3,447,942)
                                                        -----------        -----------

       Net loss on investments                             (314,602)        (3,054,134)
                                                        -----------        -----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                            $  (557,251)       $(3,253,603)
                                                        ===========        ===========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

                                                                  2000               1999
                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations       $  (557,251)       $(3,253,603)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments                 (33,327)            (8,256)
       Interest income received in stock                               --            (85,620)
       Change in assets and liabilities:
         Accrued interest receivable                                  916             82,504
         Other assets                                              (8,184)              (385)
         Payable to affiliates                                     63,361             10,689
         Accounts payable and accrued liabilities                  (4,633)               576
       Net realized gain on investments                                --           (393,808)
       Net change in unrealized loss on investments               314,602          3,447,942
                                                              -----------        -----------
           Net cash used in operating activities                 (224,516)          (199,961)
                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                             (225,570)          (904,390)
   Proceeds from dispositions of portfolio investments             88,569            437,587
   Sale of temporary investments, net                             649,689            997,142
                                                              -----------        -----------
     Net cash provided by investing activities                    512,688            530,339
                                                              -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                           (310,992)        (1,008,813)
                                                              -----------        -----------
     Net cash used in financing activities                       (310,992)        (1,008,813)
                                                              -----------        -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                               (22,820)          (678,435)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            218,111            837,202
                                                              -----------        -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $   195,291        $   158,767
                                                              ===========        ===========





             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                    AND FOR THE YEAR ENDED DECEMBER 31, 1999
                                  (unaudited)

                                                            2000                1999
                                                        ------------        ------------
Decrease in net assets resulting from operations:
   Net investment loss                                  $   (242,649)       $   (326,228)
   Net realized gain on investments                               --             493,358
   Net change in unrealized loss on
     investments                                            (314,602)         (7,712,001)
                                                        ------------        ------------
       Net decrease in net assets resulting
         from operations                                    (557,251)         (7,544,871)

Repurchase of limited partnership units                           --            (383,736)

Return of capital distributions                                   --          (1,319,805)
                                                        ------------        ------------

   Total decrease in net assets                             (557,251)         (9,248,412)

Net assets:

   Beginning of period                                     1,098,431          10,346,843
                                                        ------------        ------------

   End of period (including no undistributed
     net investment income)                             $    541,180        $  1,098,431
                                                        ============        ============






             The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS
                                  (unaudited)

                                                            For the Three Months                   For the Nine Months
                                                            Ended September 30,                    Ended September 30,
                                                    ---------------------------------       ---------------------------------
                                                         2000                1999                2000               1999
                                                    -------------       -------------       -------------       -------------
Per Unit Data:
   Investment income                                $         .06       $         .08       $         .19       $         .28
   Expenses                                                  (.14)               (.22)               (.43)               (.46)
                                                    -------------       -------------       -------------       -------------
     Net investment loss                                     (.08)               (.14)               (.24)               (.18)

   Net realized gain on investments                            --                 .36                  --                 .36

   Net change in unrealized loss on investments              (.30)              (3.25)               (.30)              (3.11)

   Distributions declared to partners                          --                (.30)                 --                (.90)
                                                    -------------       -------------       -------------       -------------

     Net decrease in net asset value                         (.38)              (3.33)               (.54)              (3.83)

       Net asset value:
         Beginning of period                                 1.10                9.01                1.26                9.51
                                                    -------------       -------------       -------------       -------------
         End of period                              $        0.72       $        5.68       $        0.72       $        5.68
                                                    =============       =============       =============       =============

Ratios (annualized):
   Ratio of expenses to average net assets                  75.76%              12.21%              64.14%               7.59%
   Ratio of net investment loss to average
     net assets                                            (43.00)%             (7.70)%            (35.91)%             (2.94)%

Number of limited partnership units at
   end of period                                        1,026,273           1,109,694           1,026,273           1,109,694







             The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                  (unaudited)


1.       GENERAL

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of September 30, 2000 and the results of its operations, changes in net assets and its cash flows for the periods then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 1999.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM is entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. Investment advisory fees of $67,352 are payable to FCM for the nine months ended September 30, 2000. The payment of these fees has been deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.


3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $107,528 were paid by the Fund for the nine months ended September 30, 2000. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $60,828 for the nine months ended September 30, 2000.


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 2000 totaled $38,260.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000
                                  (unaudited)


5.       COMMITMENTS AND CONTINGENCIES

LMC Corporation During February 2000, the Fund agreed to advance up to $111,502 to LMC. $41,404 of these advances was structured as the purchase of promissory notes, and additional advances totaling $58,183 were expensed by the Fund. Remaining amounts to be advanced, as of September 30, 2000, total $11,915.

WasteMasters, Inc. ("WasteMasters") The Fund acquired its WasteMasters stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. WasteMasters refused to comply with this request. WasteMasters and Nikko have been in litigation with each other and, during March 2000, the court involved with this litigation authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide stockholder. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that it may take until November 2000 to make a determination as to the Fund's position as a stockholder. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made within the indicated time frame.

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


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Fund held portfolio investments in two Managed Companies and two Non-Managed Companies, with an aggregate original cost of approximately $11.6 million. The value of these portfolio investments, which were made from net offering proceeds and the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 178.6% of the Fund's net assets.

As of September 30, 2000, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the annual repurchase offer, to fund follow-on investments in existing portfolio companies, to pay Fund expenses and for distribution to the partners.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund has annually offered to purchase from its Limited Partners up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro rata basis after giving priority to Limited Partners owning less than 100 Units. The 2000 repurchase offer was mailed to the Limited Partners during October 2000. The actual redemption of Units will occur on November 21, 2000.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode.

During 1999, the General Partners considered a number of possible plans that would have permitted the Fund to be liquidated by the end of 2000. However, it was determined that none of these plans was feasible. As a result, it is currently expected that the Fund will remain in existence until the remaining debt investments mature, are sold or are prepaid by the respective portfolio companies, and the remaining equity investments are sold or otherwise liquidated.

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

During February 2000, the Fund agreed to advance up to $111,502 to LMC in order to provide operating capital to LMC (see following discussion regarding LMC). $41,404 of these advances was structured as the purchase of promissory notes, and additional advances totaling $58,183 were expensed by the Fund. Remaining amounts to be advanced, as of September 30, 2000, total $11,915.

Payables to affiliates increased $63,361 from $33,048 at December 31, 1999 to $96,409 at September 30, 2000. This increase resulted primarily from the deferral of the payment of FCM's subordinated investment advisory fees for the nine months ended September 30, 2000. The payment of these fees will be deferred pursuant to the applicable subordination provisions until the Limited Partners receive distributions equal to a cumulative non-compounded 6% return on their adjusted capital contributions, as defined in the Partnership Agreement.

Distributions payable to partners decreased from $310,992 at December 31, 1999 to zero at September 30, 2000. This decrease resulted from a decrease in the per Unit distribution rate from $0.30 for the three months ended December 31, 1999 to zero for the three months ended September 30, 2000. It is unlikely that the Fund will be able to pay quarterly distributions during the remainder of 2000 and beyond. Distributions will be addressed on a quarterly basis by the General Partners and will involve the consideration of a number of issues.


RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $79,344 for the three months ended September 30, 2000 as compared to a net investment loss of $152,757 for the corresponding period of the prior year. Net investment loss per limited partnership unit decreased from $0.14 to $0.08 and the ratio of net investment loss to average net assets increased from 7.70% to 43.00% for the three months ended September 30, 2000, as compared to the corresponding period of the prior year.

The Fund's net investment loss was $242,649 for the nine months ended September 30, 2000 as compared to a net investment loss of $199,469 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.18 to $0.24 and the ratio of net investment loss to average net assets increased from 2.94% to 35.91% for the nine months ended September 30, 2000, as compared to the corresponding period of the prior year.

The net investment loss for the three months ended September 30, 2000 decreased primarily as a result of a decrease in professional fees, as compared to the corresponding period of the prior year. The decrease in professional fees was partially offset by a decrease in interest income and an increase in other expenses.

The net investment loss for the nine months ended September 30, 2000 increased primarily as a result of a decrease in interest income and an increase in other expenses, as compared to the corresponding period of the prior year. The negative effect of these items was partially offset by decreases in investment advisory fees, professional fees and Independent General Partner fees and expenses.

Investment income decreased $29,087 and $125,166, or 32.5% and 39.6%, for the three and nine month periods ended September 30, 2000, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the decision to stop accruing interest on the Fund's LMC debt investments effective during July 1999 and a decrease in the amount of the Fund's temporary and money market investments. The amount of the Fund's temporary and money market investments decreased because of (i) cash distributions made by the Fund during 1999 that constituted a return of capital, (ii) purchases of additional LMC follow-on investments (including the Niigata receivables), and (iii) the Fund's repurchase of 7.52% of its Units during the fourth quarter of 1999. The negative effect of these items was partially offset by interest income earned on the Niigata receivables and an increase in the interest income earned on the RBM Precision Metal Products, Inc. ("RBM") subordinated debt investments. As discussed below, the Fund did not record any interest income on the RBM notes during the period from August 25, 1998 through May 24, 1999.

Total expenses decreased $102,500 and $81,986, or 42.3% and 15.9%, for the three and nine month periods ended September 30, 2000, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in professional fees. Investment advisory fees and Independent General Partner fees and expenses also decreased, although by smaller amounts. These decreases were partially offset by increases in other expenses incurred in connection with the Fund's LMC investments.


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

As of December 31, 1999, the Fund had recorded $10,335,805 of unrealized loss on investments. The increase in unrealized loss on investments during the three and nine months ended September 30, 2000 and the cumulative net unrealized loss on investments as of September 30, 2000 consisted of the following components:

                                       Net Changes in
                                   Unrealized Gain (Loss)
                         -------------------------------------------       Net Unrealized
                          During the Three         During the Nine           Gain (Loss)
                            Months Ended             Months Ended           Recorded As of
Portfolio Company        September 30, 2000       September 30, 2000      September 30, 2000
-----------------        ------------------       ------------------      ------------------
LMC                        $   (314,602)            $   (314,602)            $ (8,574,979)
RBM                                  --                       --                 (753,634)
WMI                                  --                       --               (1,321,794)
                           ------------             ------------             ------------
                           $   (314,602)            $   (314,602)            $(10,650,407)
                           ============             ============             ============


LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under the Company's revolving line of credit with CIT Corporation, forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts.

LMC has held discussions with several potential purchasers of its business, in whole or in part. No meaningful purchase offers have been received to date. LMC has consummated a consignment joint venture arrangement with respect to its spare parts business and the majority of LMC's employees have been released.

In an effort to preserve value and facilitate the possible sale of LMC's business, the Fund agreed during February 2000 to advance up to $111,502 to LMC. $41,404 of these advances was structured as the purchase of promissory notes, and additional advances totaling $58,183 were expensed by the Fund. Remaining amounts to be advanced, as of September 30, 2000, total $11,915.

LMC received a notice of default, dated April 6, 2000, from CIT Corporation with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection.

The Fund wrote its LMC investment down by $540,800 and $317,280 during 1995 and 1997, respectively. As a result of the above-described developments, the Fund created additional reserves of $7,402,297 and $314,602 against the carrying values of the Fund's LMC investment during the year ended December 31, 1999 and the nine months ended September 30, 2000, respectively. Thus, the Fund's total LMC investment has a net carrying value of only $6, versus its cost of $8,574,985.

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

During December 1998, RBM and its lenders completed a restructuring under which a new senior lender, Wells Fargo Business Credit, replaced Bank of America. As part of this transaction, RBM's principle shareholder, 13i Capital Corporation, contributed additional equity to the company and the subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully diluted basis, increased from 6.6% to 8.1%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund.

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

RBM projects sales of approximately $17 million for its fiscal year ended October 31, 2000, with positive EBITA. RBM reported sales of $12.1 million, positive EBITA of $1.2 million and a net loss of $0.1 million for the nine months ended July 31, 2000.

RBM remains current with its interest payments to the Fund. However, on August 24, 2000, RBM notified the Fund that the company failed to meet two of the financial covenants included in the Fund's subordinated loan agreement with RBM for the nine months ended July 31, 2000. Management of the Fund agreed to a waiver with respect to these defaults, in part, because RBM represented to the Fund that based on booked orders, they expect all financial covenants to be met for their fiscal year ending October 31, 2000. The Fund executed the waiver with respect to the covenants for the nine months ended July 31, 2000 without waiving or effecting its rights for any other period.

Originally, the Fund's RBM debt was scheduled to be repaid over the three years ending May 2002. However, the Fund and RBM's other creditors entered into an Intercreditor and Subordination Agreement ("Intercreditor Agreement") in connection with a restructuring of RBM's senior debt in late 1998. The Intercreditor Agreement prohibits principal payments of RBM's subordinated debt prior to October 31, 2000 and restricts payments thereafter, based on a number of financial formulas contained in the Intercreditor Agreement. Therefore, both the amount and timing of the principal payments to be received by the Fund are dependent upon RBM's future operating results, including specifically the EIBITDA levels achieved.

During June 1998, the Fund exchanged its Atlas (which was in bankruptcy proceedings) subordinated notes and warrants for 989,414 shares of common stock of WasteMasters, a waste management company. The Fund acquired its WasteMasters stock, which trades on the OTC Bulleting Board System ("WAST"), from Nikko Trading of America Corporation ("Nikko"). The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. WasteMasters refused to comply with this request. WasteMasters and Nikko have been in litigation with each other and, during March 2000, the court involved with this litigation authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide stockholder. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that it may take until November 2000 to make a determination as to the Fund's position as a stockholder. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made within the indicated time frame.

The WasteMasters common stock closed at $1.78 (an average of the closing bid and ask prices) on the date of the exchange (June 3, 1998). Based on this price, the Fund's WasteMasters common stock had a trading value of $1,761,157 on the date of the exchange. However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two year lock-up period and the relative size of the Fund's stock position versus the daily trading volume, FCM decided to carry the WasteMasters stock at the same $1 nominal value that the Atlas securities were previously carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The $1,321,794 balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WasteMasters common stock is $0.02 per share and the current bid price (October 27, 2000) is $0.16 per share.

                           Part II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:


Exhibit No.   Description

   11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

   19.1       Reports Furnished to Securities Holders.

   27.1       Financial Data Schedule.

(b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 2000.

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


                            Fiduciary Capital Partners, L.P.
                            (Registrant)


                            By: FCM Fiduciary Capital Management Company
                                Managing General Partner


Date: October 29, 2000          By:  /s/ Donald R. Jackson
                                     ------------------------------------------
                                     Donald R. Jackson
                                     Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT
   NO.        DESCRIPTION
 -------      -----------
   11.1       Statement of Computation of Net Investment Income Per Limited
              Partnership Unit.

   19.1       Reports Furnished to Securities Holders.

   27.1       Financial Data Schedule.
