Form 10-K405
period 2000-12-31
FIDUCIARY CAPITAL PARTNERS L P
filed 2001-05-01
CIK 841687

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2000
                         -------------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  ----------------------------------

Commission file number       0-17737
                      ----------------------------------------------------------

                        Fiduciary Capital Partners, L.P.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 86-0653600
--------------------------------------------------------------------------------
(State of organization)                                      (I.R.S. Employer
                                                             Identification No.)
1530 16th Street, Suite 200
      Denver, Colorado                                          80202-1306
-----------------------------                         --------------------------
  (Address of principal                                         (Zip Code)
   executive offices)


Registrant's telephone number, including area code: (303) 446-2187

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                        Fiduciary Capital Partners, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 2000


                                Table of Contents


                                                                                                                 Page
Part I

Item 1            Business........................................................................................ 1
Item 2            Properties...................................................................................... 5
Item 3            Legal Proceedings............................................................................... 5
Item 4            Submission of Matters to a Vote
                      of Security Holders......................................................................... 5


Part II

Item 5            Market for Registrant's Common Equity
                      and Related Stockholder Matters............................................................. 6
Item 6            Selected Financial Data......................................................................... 6
Item 7            Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations .................................................................. 7
Item 8            Financial Statements and
                      Supplementary Data......................................................................... F-1
Item 9            Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure........................................................................15


Part III

Item 10           Directors and Executive Officers
                      of the Registrant ..........................................................................16
Item 11           Executive Compensation..........................................................................19
Item 12           Security Ownership of Certain
                      Beneficial Owners and Management ...........................................................19
Item 13           Certain Relationships and
                      Related Transactions .......................................................................20


Part IV

Item 14           Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K.....................................................................21

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

The general partners of the Managing General Partner are FCM Fiduciary Capital Corporation, a Delaware corporation, Mezzanine Capital Corporation, a Delaware corporation and an affiliate of UBS PaineWebber Inc. ("PaineWebber"), and Paul Bagley. Paul Bagley owns 100% of the stock of FCM Fiduciary Capital Corporation.

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

Repurchases of Units since the adoption of the plan are summarized as follows:

                                                     Units Repurchased                     Net Asset Value per Unit
                                            -----------------------------------          ---------------------------
                                                                Percentage
         Date of                                              of Outstanding                              Net of the
     Repurchase Offer                        Number                 Units                  Gross            2% Fee
     ----------------                       --------         -----------------           ---------        ----------
     November 1993                             117,979              6.54%                 $18.35           $17.98
     November 1994                             160,172              9.49%                  18.41            18.04
     November 1995                             119,705              7.84%                  19.67            19.28
     November 1996                             108,068              7.68%                  15.91            15.59
     November 1997                              97,612              7.51%                  13.97            13.69
     November 1998                              91,870              7.65%                   9.73             9.54
     November 1999                              83,421              7.52%                   4.60             4.51
     November 2000                              95,548              9.31%                   0.67             0.66

As provided for in the Fund's Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the Fund's term expired, and the dissolution of the Fund was effective, as of December 31, 2000. The General Partners are proceeding with the liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001 and that additional distributions to Limited Partners during 2001 will total between $1.25 and $1.75 per Unit.

Each fund's participation in the following portfolio investments is in proportion to the amount of capital that each fund had available for investment at the time each investment was acquired. All amounts shown in this Report with respect to investments represent only the Fund's proportionate share of the amounts involved.

Portfolio Investments

As of December 31, 2000, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $3.5 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.5 million. Managed Companies are those to which significant managerial assistance is offered.

During 2000, the Fund purchased (i) $166,917 of Niigata Engineering Co., Ltd. ("Niigata") receivables from LMC Corporation ("LMC") at a cost of $151,235 and
(ii) $41,404 of LMC Promissory Notes due August 7, 2000. (For further discussion, see section below, "Follow-On Investments in 2000".)

During December 2000, RBM and the Fund began negotiating a transaction in which RBM would prepay the RBM notes held by the Fund and purchase the RBM common stock and warrants held by the Fund. In this transaction, which was consummated on April 5, 2001, RBM (i) prepaid the $1,460,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) purchased the RBM stock and warrants held by the Fund for $53,091.

                          Follow-On Investments in 2000

LMC Corporation and Niigata Engineering Co., Ltd.

The Company LMC, headquartered in Brigham City, Utah, was a manufacturer of low ground pressure track equipment used for construction, infrastructure development and landscaping. The primary purchasers of this equipment included private contractors, ski resorts, utility companies and governmental agencies for use on construction sites and/or environmentally sensitive locations.

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under LMC's revolving line of credit with CIT Corporation ("CIT"), forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts. Substantially all of LMC's employees were terminated during December 1999 and January 2000.

While LMC held discussions with several potential purchasers of its business, in whole or in part, no meaningful offers were received. LMC did consummate a consignment joint venture arrangement with respect to its spare parts business during March 2000.

LMC received a notice of default, dated April 6, 2000, from CIT with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, CIT repossessed LMC's assets that had been pledged as collateral on the line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. LMC is currently attempting to sell its real property. All proceeds realized from the sale would be payable to LMC's creditors, including the Fund.

The Fund wrote its LMC investment down by $540,800 and $317,280 during 1995 and 1997, respectively. As a result of the above discussed developments, the Fund created additional reserves of $7,402,297 and $314,602 against the carrying values of the Fund's LMC investment during the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, the Fund wrote the cost of all of its LMC equity investments off as realized losses. There is a possibility that the Fund could recover a small portion of its investment in LMC debt during 2001 out of proceeds derived from the sale of LMC's real property.

History of Investment During June 1994, the Fund invested $2,551,920 in LMC. The investment consisted of $2,604,000 of 13.00% Senior Subordinated Notes due May 31, 1999 along with warrants to acquire common stock.

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

In an effort to preserve value and facilitate the possible sale of LMC's business, the Fund agreed during February 2000 to advance up to $111,502 to LMC. $41,404 of these advances were structured as the purchase of promissory notes, and additional advances totaling $58,183 were expensed by the Fund. Remaining amounts to be advanced, as of December 31, 2000, totaled $11,915.

                           Other Portfolio Investments

R.B.M. Precision Metal Products, Inc. RBM, headquartered in Colorado Springs, Colorado, is a manufacturer of precision sheet metal enclosures, chassis and assemblies for business machines.

During May 1995, the Fund invested $1,430,800 in RBM. The investment consisted of $1,460,000 of 13.00% Senior Subordinated Secured Notes due May 24, 2002, with warrants to acquire common stock. During 1998 and 1999, the Fund accepted shares of RBM common stock as payment for three quarterly interest payments.

During December 2000, RBM and the Fund began negotiating a transaction in which RBM would prepay the RBM notes held by the Fund and purchase the RBM common stock and warrants held by the Fund. In this transaction, which was consummated on April 5, 2001, RBM (i) prepaid the $1,460,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) purchased the RBM stock and warrants held by the Fund for $53,091.

WasteMasters, Inc. ("WasteMasters") and Atlas Environmental, Inc. ("Atlas") During January 1996, the Fund invested $3,855,398 in Atlas. The investment consisted of $3,934,080 of 13.5% Senior Subordinated Secured Notes due January 19, 2003, with warrants to acquire common stock.

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

During June 1998, the Fund exchanged its Atlas subordinated notes and warrants for 989,414 shares of common stock in WasteMasters, a waste management company headquartered in El Reno, Oklahoma. The Fund's WasteMasters stock, which was acquired from Nikko Trading of America Corporation ("Nikko"), was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so the stock could be sold. WasteMasters refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that they will not be in a position to make a determination as to the Fund's position as a bona fide purchaser until other ongoing litigation is resolved. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made prior to the final liquidation of the Fund.

The WasteMasters common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two-year lock-up period and the relative size of the Fund's stock position, FCM recorded the WasteMasters stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which was equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WasteMasters common stock is $0.02 per share and the current bid price (April 5, 2001) is $0.055 per share.

Competition

The Fund's investment period ended on December 31, 1995, and the Fund is being liquidated. Each of the Fund's remaining portfolio companies experience substantial competition in their respective businesses.

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


Item 4.   Submission of Matters to a Vote of Security Holders


No matters were submitted to a vote of the Limited Partners of the Fund, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no such organized trading market will develop. The General Partners have permanently suspended the recognition of any transfers of Units that are not consummated and approved by the Fund prior to April 15, 2001, due to (i) the limited amount of time remaining prior to the final liquidation of the Fund, (ii) the low remaining net asset value per Unit, and (iii) the valuation uncertainties associated with the liquidation of the Fund's remaining assets.

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

If, as presently anticipated, the liquidation of the Fund is not completed prior to October 2001, the Fund will make a repurchase offer during 2001. If the plan of liquidation is proceeding as anticipated, the net asset value per Unit at the time of the Repurchase Offer is anticipated to be a nominal amount.

Repurchases of Units since the adoption of the plan are summarized in Item 1 of this Report, "Business".

As of April 5, 2001, the number of Limited Partners of record was approximately 1,350.

The Fund made no distributions to its partners with respect to 2000. The Fund made the following distributions to its partners with respect to 1999, all of which represented a return of capital:

                  Quarter During                Total                 Amount of
                 Which Distributed            Amount of             Distribution
                Cash was Generated         Distribution(1)         Per $20 Unit            Payment Date
                ------------------         ---------------         ------------       ----------------------
                1st Quarter 1999              $336,271                 $0.30          May 14, 1999
                2nd Quarter 1999               336,271                  0.30          August 13, 1999
                3rd Quarter 1999               336,271                  0.30          November 15, 1999
                4th Quarter 1999               310,992                  0.30          February 15, 2000

--------------------
(1)       Includes distributions to the Managing General Partner.

It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001 and that additional distributions to Limited Partners during 2001 will total between $1.25 and $1.75 per Unit. The cash available for distribution will be derived primarily from proceeds that were realized from the Fund's RBM investments during April 2001. A portion of the RBM proceeds will be used to fund the 2001 Repurchase Offer and to pay expenses incurred by the Fund during, and subsequent to, the liquidation of the Fund.

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

                                                          As of or for the Year Ended December 31
                                              ------------------------------------------------------------------
                                                2000          1999            1998          1997          1996
                                              --------      --------       ---------      --------      --------
                                                           (in thousands, except per Unit amounts)

    Total Investment Income                  $    249       $   393        $    743       $ 1,647       $ 1,600
    Net Investment (Loss) Income                 (263)         (326)            108         1,017           952
    Net Realized and Unrealized
      Gain (Loss) on Investments                  953        (7,219)         (1,089)         (314)       (1,358)
    Cash Distributions Declared
      to Partners                                   -         1,320           3,235         3,707         1,673
    Cash Utilized to Repurchase Units              64           384             894         1,364         1,719
    Total Assets                                1,848         2,025          11,254        17,195        20,751
    Net Assets                                  1,725         1,098          10,347        15,457        19,825
    Value of Investments                        1,670         1,761          10,281        16,788        20,357

Per Unit of Limited Partnership
    Interest:
      Net Investment (Loss) Income(1)           (0.25)        (0.30)           0.08          0.78          0.68
      Net Realized and Unrealized
       Gain (Loss) on Investments(1)             0.92         (6.56)          (0.80)        (0.25)        (0.96)
      Cash Distributions Declared
       to Partners(2)                               -          1.20            2.70          2.90          1.20
      Net Asset Value                            2.04          1.26            9.51         12.91         15.28

     ---------------

(1) Calculated using the weighted average number of Units outstanding during the years ended December 31, 2000, 1999, 1998, 1997 and 1996 of 1,015,831,
     1,100,323, 1,190,993, 1,288,211 and 1,395,138, respectively.

(2) Distribution amounts are reflected during the year in which the cash for the distribution was generated. A portion of the actual cash distributions are paid subsequent to such year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the Fund's audited Financial Statements and the Notes thereto. This Report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Fund's actual results may differ materially from those anticipated in these forward-looking statements. While the Fund can not always predict what factors would cause actual results to differ materially from those indicated by the forward-looking statements, factors that might cause such a difference include general economic and business conditions and the effects of competition on the business of the portfolio companies and other factors discussed elsewhere in this Report. Readers are urged to consider statements that include the terms "believes", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. The Fund undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

Repurchases of Units since the adoption of the plan are summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            -----------------------------------         ----------------------------
                                                                Percentage
         Date of                                              of Outstanding                              Net of the
     Repurchase Offer                        Number                 Units                  Gross            2% Fee
     ----------------                       --------          -----------------          ---------        --------
     November 1993                            117,979            6.54%                    $18.35           $17.98
     November 1994                            160,172            9.49%                     18.41            18.04
     November 1995                            119,705            7.84%                     19.67            19.28
     November 1996                            108,068            7.68%                     15.91            15.59
     November 1997                             97,612            7.51%                     13.97            13.69
     November 1998                             91,870            7.65%                      9.73             9.54
     November 1999                             83,421            7.52%                      4.60             4.51
     November 2000                             95,548            9.31%                      0.67             0.66

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode since 1995.

As provided for in the Partnership Agreement, the Fund's term expired, and the dissolution of the Fund was effective, as of December 31, 2000. The General Partners are proceeding with the liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001 and that additional distributions to Limited Partners during 2001 will total between $1.25 and $1.75 per Unit.

As of December 31, 2000, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $3.5 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.5 million. These portfolio investments, which were made through the reinvestment of proceeds from the sale of other portfolio investments, represented approximately 96.8% of the Fund's net assets as of December 31, 2000. When acquired, these portfolio investments generally consisted of high-yield subordinated debt, linked with an equity participation or a comparable participation feature. These securities were typically issued in private placement transactions and were subject to certain restrictions on transfer or sale, thereby limiting their liquidity.

During December 2000, RBM and the Fund began negotiating a transaction in which RBM would prepay the RBM notes held by the Fund and purchase the RBM common stock and warrants held by the Fund. In this transaction, which was consummated on April 5, 2001, RBM (i) prepaid the $1,460,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) purchased the RBM stock and warrants held by the Fund for $53,091.

As of December 31, 2000, the Fund's remaining liquid assets were invested in money market funds. These funds, along with the cash proceeds received during April 2001 from the RBM transaction, are available to fund the 2001 repurchase offer, to pay Fund expenses and for distribution to the partners. The Fund does not anticipate making any additional follow-on investments in existing portfolio companies.

Due to affiliates decreased $28,951 from $33,048 at December 31, 1999 to $4,097 at December 31, 2000. This decrease resulted primarily from a reduction in the amount of reimbursements due FCM for expenses incurred on behalf of the Fund and, as discussed below, the fact that no investment advisory fees were payable to FCM for 2000.

Accounts payable and accrued liabilities decreased $463,409 from $582,598 at December 31, 1999 to $119,189 at December 31, 2000. This decrease resulted primarily from the reversal of amounts that had previously been accrued for certain known potential liabilities related to former investments of the Fund (see discussion below). These reserves represented approximately $517,000, or 89%, of the total accounts payable and accrued liabilities at December 31, 1999. The impact of the reversal of these reserves was partially offset by the accrual, as of December 31, 2000, of $91,172 of estimated expenses that are expected to be incurred in winding up the activities of the Fund subsequent to final liquidation.

Distributions payable to partners decreased from $310,992 at December 31, 1999 to zero at December 31, 2000. This decrease resulted from a decrease in the per Unit distribution rate from $0.30 for the three months ended December 31, 1999 to zero for the three months ended December 31, 2000.

As discussed above, the dissolution of the Fund was effective as of December 31, 2000 and the General Partners are proceeding with the liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001 and that additional distributions to Limited Partners during 2001 will total between $1.25 and $1.75 per Unit.

As of December 31, 1999, the Fund had accrued approximately $517,000 for certain known potential liabilities related to two former investments of the Fund. The accruals were reversed as of December 31, 2000 because the applicable statutes of limitation had expired with respect to a portion of the potential liabilities and because FCM and its partners agreed to indemnify the Fund with respect to any remaining potential liabilities associated with these two former investments.

The Fund may be exposed to other unasserted legal claims encountered in the course of its activities, past and present. Management does not believe that any such possible claims would have a material impact on the operating results, financial position or cash flows of the Fund.

Results of Operations

Investment Income and Expenses

The Fund's investment income consists primarily of interest income earned from the various debt investments held by the Fund. Major expenses include fund administration fees, liquidation expenses, administrative expenses and professional fees and other expenses related to the Fund's portfolio investments.

2000 Compared to 1999

The Fund's net investment loss was $262,883 for the year ended December 31, 2000 on total investment income of $249,731 as compared to a net investment loss of $326,228 on total investment income of $393,499 for the prior year. Net investment loss per limited partnership unit decreased from $0.30 to $0.25 and the ratio of net investment loss to average net assets increased from 4.37% to 24.66% for the year ended December 31, 2000 in comparison to the prior year. The ratio of net investment loss to average net assets increased even though the net investment loss decreased, both in the aggregate and on a per Unit basis, due to a significant decrease in the Fund's average net assets for the year ended December 31, 2000 in comparison to the prior year.

Net investment loss for the year ended December 31, 2000 decreased primarily as a result of a decrease in total expenses in comparison to the prior year. The favorable impact of the decrease in total expenses was partially offset by a smaller decrease in investment income.

Investment income decreased $143,768, or 36.5%, for the year ended December 31, 2000 in comparison to the prior year. This decrease resulted primarily from the decision to stop accruing interest on the Fund's LMC debt investments effective July 31, 1999 and a decrease in the amount of the Fund's temporary and money market investments. The amount of the temporary and money market investments decreased because of (i) cash distributions made by the Fund during 1999 that constituted a return of capital, (ii) purchases of additional LMC follow-on investments (including the Niigata receivables), and (iii) the Fund's repurchase of Units during the fourth quarters of 1999 and 2000. The negative effect of these items was partially offset by interest income earned on the Niigata receivables and an increase in the interest income earned on the RBM subordinated debt investment. As discussed below, the Fund did not record any interest income on the RBM notes during the period from August 25, 1998 through May 24, 1999.

Total expenses decreased $207,113, or 28.8%, for the year ended December 31, 2000 in comparison to the prior year. This decrease resulted primarily from decreases in professional and investment advisory fees. Independent General Partner fees and expenses also decreased, although by a smaller amount. These decreases were partially offset by increases in other expenses incurred in connection with the Fund's LMC investments and the accrual of estimated expenses that are expected to be incurred in winding up the activities of the Fund subsequent to final liquidation.

Professional fees decreased because prior year legal fees included a significant amount of fees incurred in connection with LMC related litigation. The Fund's obligation to pay the monthly investment advisory fees to FCM is subject to the Fund satisfying applicable subordination provisions as set forth in the Partnership Agreement. The investment advisory fees were not paid during 2000 due to the failure of the Fund to satisfy these subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the Fund did not record the investment advisory fees for 2000 as an expense.

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

Professional fees increased primarily as a result of increases in legal fees incurred in connection with LMC related litigation.

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

Net Realized Gain (Loss) on Investments

The Fund realized net losses of $6,049,513 during the year ended December 31, 2000, net gains of $493,358 during the year ended December 31, 1999 and net losses of $3,008,930 during the year ended December 31, 1998.

During 2000, the Fund wrote off the cost of its LMC equity investments, resulting in realized losses of $6,566,538. These losses were partially offset by approximately $517,000 of realized gains resulting from the reversal of previously established accruals for certain known potential liabilities related to two former investments of the Fund, as discussed above.

The net realized gains for 1999 resulted from gains from the sale of the Fund's remaining KEMET Corporation common stock, net of losses resulting from adjustments relating to certain previously held investments. The net realized losses for 1998 resulted from losses on the Fund's ARA, MTI and Atlas investments and an additional realized gain on the Fund's Huntington Holdings, Inc. investment.

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

Prior to 1998, the Fund had recorded cumulative net unrealized loss on investments of $4,543,257. During 1998, the Fund recorded $2,295,487 of unrealized loss on investments. In addition, the Fund disposed of investments during 1998 with respect to which the Fund had recorded $4,214,940 of net unrealized loss during prior years. Therefore, at December 31, 1998, the Fund had net unrealized loss on investments of $2,623,804.

During 1999, the Fund recorded $7,402,297 of unrealized losses on investments. In addition, the Fund disposed of investments during 1999 with respect to which the Fund had recorded $309,704 of net unrealized gains during prior years. Therefore, at December 31, 1999, the Fund had net unrealized losses on investments totaling $10,335,805.

The net increase in unrealized losses on investments during 2000 and the cumulative net unrealized losses on investments at December 31, 2000, consisted of the following components:

                                                                   Net Changes                   Net Unrealized
                                                                  in Unrealized                   Gain (Loss)
                                                                   Gain (Loss)                   Recorded as of
         Portfolio Investment                                      During 2000                  December 31, 2000
       ---------------------------------------                  ----------------                -----------------
       Unrealized losses recorded during prior
         years with respect to LMC equity
         investments that were written off
         during 2000                                                  $6,566,537                   $         -
       LMC                                                              (314,602)                   (2,008,442)
       RBM                                                               751,058                        (2,576)
       WasteMasters                                                            -                    (1,321,794)
                                                                ----------------                     ---------
                                                                      $7,002,993                   $(3,332,812)
                                                                       =========                     =========

LMC experienced significant cash flow shortfalls in December 1999 and January 2000. These cash flow shortfalls, combined with significant reductions in the cash available under LMC's revolving line of credit with CIT, forced a cessation of production of equipment and severely curtailed LMC's ability to fulfill orders for spare parts. Substantially all of LMC's employees were terminated during December 1999 and January 2000.

While LMC held discussions with several potential purchasers of its business, in whole or in part, no meaningful offers were received. LMC did consummate a consignment joint venture with respect to its spare parts business during March 2000.

LMC received a notice of default, dated April 6, 2000, from CIT with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, CIT repossessed LMC's assets that had been pledged as collateral on the line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. LMC is currently attempting to sell its real property. All proceeds realized from the sale would be payable to LMC's creditors, including the Fund.

The Fund wrote its LMC investment down by $540,800 and $317,280 during 1995 and 1997, respectively. As a result of the above discussed developments, the Fund created additional reserves of $7,402,297 and $314,602 against the carrying values of the Fund's LMC investment during the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, the Fund wrote the cost of all of its LMC equity investments off as realized losses. There is a possibility that the Fund could recover a small portion of its investment in LMC debt during 2001 out of proceeds derived from the sale of LMC's real property.

During the fourth quarter of 1998, RBM encountered financial difficulties resulting primarily from significant declines in sales to Digital Equipment Corporation ("DEC"), which occurred as a result of DEC being acquired by Compaq Computer Corp. As a result of these financial difficulties, RBM restructured its debt. As part of this restructuring, RBM's subordinated lenders, including the Fund, agreed to accept shares of RBM's common stock as payment for the next three quarterly interest payments beginning with the payment that was due during November 1998. As a consequence, the Fund's ownership of RBM, on a fully diluted basis, increased from 6.6% to 8.1%, assuming exercise of its warrants. The restructuring was designed to provide RBM with a period of time in which to secure additional customers and return to a more stable financial position under which RBM could meet its interest obligations to its creditors, including the Fund.

As a result of these developments, the Fund recorded aggregate writedowns of $753,634 relating to RBM during the year ended December 31, 1998. In addition, the Fund placed a $1 aggregate valuation on the RBM common stock that was received in payments of the interest with respect to the nine-month period beginning August 25, 1998 and ending May 24, 1999. RBM resumed paying the quarterly interest payments in cash, commencing with the quarterly interest payment due on August 24, 1999.

During December 2000, RBM and the Fund began negotiating a transaction in which RBM would prepay the RBM notes held by the Fund and purchase the RBM common stock and warrants held by the Fund. In this transaction, which was consummated on April 5, 2001, RBM (i) prepaid the $1,460,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) purchased the RBM stock and warrants held by the Fund for $53,091.

The Fund recorded unrealized gains of $751,058 with respect to its various RBM portfolio investments as of December 31, 2000, in order to adjust the carrying value of the investments to amounts equal to the proceeds received from RBM during April 2001.

During June 1998, the Fund exchanged its Atlas subordinated notes and warrants for 989,414 shares of common stock in WasteMasters, a waste management company headquartered in El Reno, Oklahoma. The Fund's WasteMasters stock, which was acquired from Nikko Trading of America Corporation ("Nikko"), was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so the stock could be sold. WasteMasters refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that they will not be in a position to make a determination as to the Fund's position as a bona fide purchaser until other ongoing litigation is resolved. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made prior to the final liquidation of the Fund.

The WasteMasters common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two-year lock-up period and the relative size of the Fund's stock position, FCM recorded the WasteMasters stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WasteMasters common stock is $0.02 per share and the current bid price (April 5, 2001) is $0.055 per share.

Inflation and Changing Prices

Inflation has had no material impact on the operations or financial condition of the Fund from inception through December 31, 2000. However, inflation and changing prices, in addition to other factors, may effect the value and the eventual selling price of the Fund's remaining investments.

Item 8.   Financial Statements and Supplementary Data


                        FIDUCIARY CAPITAL PARTNERS, L.P.



List of Financial Statements                                                                   Page
----------------------------                                                                   ----
Report of Independent Public Accountants                                                       F-2

Schedule of Investments - December 31, 2000                                                    F-3

Balance Sheets - December 31, 2000 and 1999                                                    F-5

Statements of Operations for each of the years
   ended December 31, 2000, 1999 and 1998                                                      F-6

Statements of Cash Flows for each of the years
   ended December 31, 2000, 1999 and 1998                                                      F-7

Statements of Changes in Net Assets for each of the
   years ended December 31, 2000, 1999 and 1998                                                F-8

Selected Per Unit Data and Ratios for each of the years
   ended December 31, 2000, 1999, 1998, 1997 and 1996                                          F-9

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Fiduciary Capital Partners, L.P.:


We have audited the accompanying balance sheets of Fiduciary Capital Partners, L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, including the schedule of investments as of December 31, 2000, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2000 and the selected per unit data and ratios for each of the five years in the period then ended. These financial statements and per unit data and ratios are the responsibility of the partnership's managing general partner. Our responsibility is to express an opinion on these financial statements and per unit data and ratios based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per unit data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2000 and 1999, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the financial statements include investment securities valued at $1,670,362 at December 31, 2000 (96.9% of net assets) and $1,111,012 at December 31, 1999 (101.1% of net assets) whose values have been estimated by the managing general partner in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the managing general partner's estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements and selected per unit data and ratios referred to above present fairly, in all material respects, the financial position of Fiduciary Capital Partners, L.P. as of December 31, 2000 and 1999, and the results of its operations, its cash flows and the changes in its net assets for each of the three years in the period ended December 31, 2000, and the selected per unit data and ratios for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States.



                                        /s/ Arthur Andersen LLP


Denver, Colorado
April 24, 2001.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                DECEMBER 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
------------------------------------------------------------------------------------------------------------------------------------
MANAGED COMPANIES:

$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99          $ 1,967,040  $           1
$41,404             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               41,404              1
------------------------------------------------------------------------------------------------------------------------------------
                                                                         2,008,444              2        0.0%
------------------------------------------------------------------------------------------------------------------------------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,432,711      1,460,000
14,265.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock(3)*        05/24/95               82,955         26,479
14,392 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock(3)*                        12/09/98                    1         26,612
------------------------------------------------------------------------------------------------------------------------------------
                                                                         1,515,667      1,513,091       90.6
------------------------------------------------------------------------------------------------------------------------------------
     Total Investments in Managed Companies
       (87.7% of net assets)                                             3,524,111      1,513,093       90.6
------------------------------------------------------------------------------------------------------------------------------------

NON-MANAGED COMPANIES:

$173,099            Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(4)                   01/03/00              157,268        157,268
------------------------------------------------------------------------------------------------------------------------------------
                                                                           157,268        157,268        9.4
------------------------------------------------------------------------------------------------------------------------------------

989,414 sh.         WasteMasters, Inc.,
                    Common Stock(5)*                 06/03/98            1,321,795              1
------------------------------------------------------------------------------------------------------------------------------------
                                                                         1,321,795              1        0.0
------------------------------------------------------------------------------------------------------------------------------------
     Total Investment in Non-Managed Companies
       (9.1% of net assets)                                              1,479,063        157,269        9.4
------------------------------------------------------------------------------------------------------------------------------------
     Total Investments (96.8% of net assets)                            $5,003,174     $1,670,362      100.0%
====================================================================================================================================




              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                DECEMBER 31, 2000


(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2)  The Fund has not accrued any interest on these notes.

(3) On April 5, 2001, R.B.M. Precision Metal Products, Inc. ("RBM") prepaid these notes at face value, plus accrued interest, and purchased the common stock and warrants for $53,091.

(4) These are non-interest-bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due on May 21, 2001 and November 21, 2001 each in the amount of $55,639 and on May 21, 2002 in the amount of $61,821.

(5) See Note 13 regarding significant issues concerning the ownership and transferability of this stock.

*    Non-income producing security.


































              The accompanying notes to financial statements are an
                       integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                  BALANCE SHEETS - DECEMBER 31, 2000 AND 1999

                                                                                        2000                   1999
                                                                                    -------------         -------------
ASSETS:
Investments:
   Portfolio investments, at fair value:
     Managed companies (amortized cost -
       $3,524,111 and $10,031,554, respectively)                                    $   1,513,093         $   1,017,543
     Non-managed companies (amortized cost -
       $1,479,063 and $1,415,263, respectively)                                           157,269                93,469
   Temporary investments, at amortized cost                                                     -               649,689
                                                                                    -------------         -------------
          Total investments                                                             1,670,362             1,760,701
Cash and cash equivalents                                                                 132,885               218,111
Accrued interest receivable                                                                20,765                21,924
Other assets                                                                               24,285                24,333
                                                                                    -------------         -------------
          Total assets                                                              $   1,848,297         $   2,025,069
                                                                                    =============         =============


LIABILITIES:
Due to affiliates                                                                   $       4,097         $      33,048
Accounts payable and accrued liabilities                                                  119,189               582,598
Distributions payable to partners                                                               -               310,992
                                                                                    -------------         -------------
          Total liabilities                                                               123,286               926,638
                                                                                    -------------         -------------
COMMITMENTS AND CONTINGENCIES
NET ASSETS:
Managing General Partner                                                                 (178,084)             (196,777)
Limited Partners (equivalent to $2.04 and $1.26,
respectively, per limited partnership unit based
on 930,725 and 1,026,273 units outstanding)                                             1,903,095             1,295,208
                                                                                    -------------         -------------
          Total net assets                                                              1,725,011             1,098,431
                                                                                    -------------         -------------
              Total liabilities and net assets                                      $   1,848,297         $   2,025,069
                                                                                    =============         =============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          STATEMENTS OF OPERATIONS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     2000               1999                1998
                                                              ------------       ------------         -----------
INVESTMENT INCOME:

Income:
     Interest                                                 $    249,731       $    389,419         $   728,803
     Other income                                                        -              4,080              14,215
                                                              ------------       ------------         -----------
       Total investment income                                     249,731            393,499             743,018
                                                              ------------       ------------         -----------

Expenses:
     Fund administration fees                                      143,370            143,370             143,370
     Liquidation expenses                                           91,172                  -                   -
     Administrative expenses                                        81,105             81,105              81,105
     Independent General Partner fees
       and expenses                                                 50,420             63,330              61,231
     Professional fees                                              19,952            268,469             164,127
     Other                                                         126,595             67,291              65,671
     Investment advisory fees                                            -             96,162             119,733
                                                              ------------       ------------         -----------
       Total expenses                                              512,614            719,727             635,237
                                                              ------------       ------------         -----------

NET INVESTMENT (LOSS) INCOME                                      (262,883)          (326,228)            107,781

REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS:

     Net realized (loss) gain on investments                    (6,049,513)           493,358          (3,008,930)
     Net change in unrealized gain (loss) on
       investments                                               7,002,993         (7,712,001)          1,919,453
                                                              ------------       ------------         -----------
         Net gain (loss) on investments                            953,480         (7,218,643)         (1,089,477)
                                                              ------------       ------------         -----------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                   $    690,597       $ (7,544,871)        $  (981,696)
                                                              ============       ============         ===========





              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          STATEMENTS OF CASH FLOWS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                  2000            1999               1998
                                                                               -----------   ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  increase (decrease) in net assets resulting
   from operations                                                            $    690,597   $    (7,544,871)    $    (981,696)
 Adjustments to reconcile net increase (decrease)
   in net assets resulting from operations to net
   cash (used in) provided by operating activities:
     Accreted discount on portfolio investments                                    (41,538)          (15,038)          (12,929)
     Interest income received in stock                                                   -           (85,620)                -
     Change in assets and liabilities:
       Accrued interest receivable                                                   1,159            81,309           (26,412)
       Other assets                                                                     48             7,526            34,201
       Due to affiliates                                                           (28,951)            1,851            (7,926)
       Accounts payable and accrued liabilities                                     53,620            32,869             2,997
     Net realized loss (gain) on investments                                     6,049,513          (493,358)        3,008,930
     Net change in unrealized loss on investments                               (7,002,993)        7,712,001        (1,919,453)
                                                                              ------------   ---------------     -------------
       Net cash (used in) provided by operating activities                        (278,545)         (303,331)           97,712
                                                                              ------------   ---------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of portfolio investments                                               (192,639)         (997,157)       (3,531,710)
  Proceeds from dispositions of portfolio investments                              111,278           513,632         1,366,389
  Sale (purchase) of temporary investments, net                                    649,689         1,896,585         7,647,283
                                                                              ------------   ---------------     -------------
    Net cash provided by investing activities                                      568,328         1,413,060         5,481,962
                                                                              ------------   ---------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions paid to partners                                             (310,992)       (1,345,084)       (4,112,271)
  Repurchase of limited partnership units                                          (64,017)         (383,736)         (893,895)
                                                                              ------------   ---------------     -------------
    Net cash used in financing activities                                         (375,009)       (1,728,820)       (5,006,166)
                                                                              ------------   ---------------     -------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                             (85,226)         (619,091)          573,508

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                                218,111           837,202           263,694
                                                                              ------------   ---------------     -------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                                                 $    132,885   $       218,111     $     837,202
                                                                              ============   ===============     =============

NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Investments exchanged for other investments                                 $          -   $             -     $   1,639,200
                                                                              ============   ===============     =============



          The accompanying notes to financial statements are an integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                      STATEMENTS OF CHANGES IN NET ASSETS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000               1999            1998
                                                              ------------       ------------    ------------
Increase (decrease) in net assets resulting
  from operations:
    Net investment (loss) income                              $   (262,883)      $   (326,228)   $    107,781
    Net realized (loss) gain on investments                     (6,049,513)           493,358      (3,008,930)
    Net change in unrealized loss on
      investments                                                7,002,993         (7,712,001)      1,919,453
                                                              ------------       ------------    ------------
        Net increase (decrease) in net assets
          resulting from operations                                690,597         (7,544,871)       (981,696)
Repurchase of limited partnership units                            (64,017)          (383,736)       (893,895)

Distributions to partners from -
  Net investment income                                                  -                  -        (129,001)
  Realized gain on investments                                           -                  -      (1,742,647)
  Return of capital                                                      -         (1,319,805)     (1,363,193)
                                                              ------------       ------------    ------------
    Total increase (decrease) in net assets                        626,580         (9,248,412)     (5,110,432)
Net assets:
  Beginning of year                                              1,098,431         10,346,843      15,457,275
                                                              ------------       ------------    ------------
  End of year (including no undistributed
    net investment income)                                    $  1,725,011       $  1,098,431    $ 10,346,843
                                                              ============       ============    ============




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       SELECTED PER UNIT DATA AND RATIOS

    FOR EACH OF THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996

                                                        2000          1999        1998         1997         1996
                                                      --------       ------      -------      -------      -------
Per Unit Data:
   Investment income(1)                                   $0.24        $0.36      $  0.54      $  1.26      $  1.14
   Expenses(1)                                            (0.49)       (0.66)       (0.46)       (0.48)       (0.46)
                                                       --------       ------      -------      -------      -------
     Net investment (loss) income(1)                      (0.25)       (0.30)        0.08         0.78         0.68

   Net realized (loss) gain on investments(1)             (5.79)        0.45        (2.20)        2.72        (2.80)

   Net change in unrealized loss on
     investments(1)                                        6.71        (7.01)        1.40        (2.97)        1.84

   Effect of unit repurchases on
     net asset value                                       0.11        (0.19)        0.02             -       (0.03)

   Distributions declared to partners                         -        (1.20)       (2.70)       (2.90)       (1.20)
                                                       --------       ------      -------      -------      -------

   Net increase (decrease) in net asset value              0.78        (8.25)       (3.40)       (2.37)       (1.51)

   Net asset value:
     Beginning of year                                     1.26         9.51        12.91        15.28        16.79
                                                       --------       ------      -------      -------      -------
     End of year                                          $2.04        $1.26      $  9.51       $12.91       $15.28
                                                       ========       ======      =======      =======      =======

Ratios:
   Ratio of expenses to average net assets                48.10%        9.65%        4.92%        3.53%        2.85%
   Ratio of net investment (loss) income
     to average net assets                               (24.66)%      (4.37)%       0.84%        5.69%        4.19%

Number of limited partnership units
   at end of year                                       930,725    1,026,273    1,109,694    1,201,564    1,299,176

--------------------------------
 (1) Calculated using the weighted average number of limited partnership units outstanding during the years ended December 31, 2000, 1999, 1998, 1997 and 1996 of 1,015,831, 1,100,323, 1,190,993, 1,288,211 and 1,395,138,
       respectively.











       The accompanying notes to financial statements are an integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

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

As provided for in the Fund's Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the Fund's term expired, and the dissolution of the Fund was effective, as of December 31, 2000. The General Partners are proceeding with the liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001.

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

                           DECEMBER 31, 2000 AND 1999

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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 2000 AND 1999

Liquidation Expenses The dissolution of the Fund was effective as of December 31, 2000 and it is anticipated that the liquidation of the Fund will be completed prior to December 31, 2001. Therefore, as of December 31, 2000 the Fund accrued an estimate of the expenses that are expected to be incurred subsequent to the final liquidation in winding up the Fund's activities.

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

Prior to 1998, cash distributions and earnings of the Fund were allocated 99% to the Limited Partners and 1% to FCM. The Fund's 1998 loss was allocated approximately 87% to the Limited Partners and approximately 13% to FCM, and the portion of the 1998 cash distributions that exceeded the partners' cumulative preferred return amounts was allocated 100% to the Limited Partners. Approximately 100% of the Fund's 1999 loss was allocated to the Limited Partners, and 1999 distributions were allocated 99% to the Limited Partners and 1% to FCM. The Fund's 2000 income was allocated approximately 97% to the Limited Partners and approximately 3% to FCM. The Fund did not pay any 2000 cash distributions.

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

5.   PERIODIC UNIT REPURCHASE PLAN

The Fund's Limited Partners adopted a periodic unit repurchase plan during 1993. Pursuant to the terms of the repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 2000 AND 1999

outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%), which is retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess if this amount are tendered, Units are purchased on a pro-rated basis, after giving priority to Limited Partners owning less than 100 Units.

Repurchases of Units since the adoption of the plan are summarized as follows:

                                                    Units Repurchased                     Net Asset Value per Unit
                                            -----------------------------------         ----------------------------
                                                                Percentage
         Date of                                              of Outstanding                              Net of the
     Repurchase Offer                          Number               Units                  Gross            2% Fee
     ----------------                         --------        -----------------          ---------        ----------
     November 1993                             117,979              6.54%                 $18.35           $17.98
     November 1994                             160,172              9.49%                  18.41            18.04
     November 1995                             119,705              7.84%                  19.67            19.28
     November 1996                             108,068              7.68%                  15.91            15.59
     November 1997                              97,612              7.51%                  13.97            13.69
     November 1998                              91,870              7.65%                   9.73             9.54
     November 1999                              83,421              7.52%                   4.60             4.51
     November 2000                              95,548              9.31%                   0.67             0.66

6.   INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM is entitled to receive a subordinated monthly investment advisory fee equal, on an annual basis, to 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. Investment advisory fees of $96,162, and $119,733 were incurred by the Fund for 1999 and 1998, respectively. The investment advisory fees for 2000, in the amount of $81,329, were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the Fund did not record the investment advisory fees for 2000 as an expense.

7.   FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $143,370 were incurred each year by the Fund during 2000, 1999 and 1998. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $81,105 each year during 2000, 1999 and 1998.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 2000 AND 1999


8.   INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP, an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $50,420, $63,330 and $61,231 were incurred by the Fund for 2000, 1999 and 1998, respectively.

9.   OTHER RELATED PARTY TRANSACTIONS

FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. Such reimbursements amounted to $241,347, $304,344 and $231,913 during 2000, 1999 and 1998, respectively.

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

As of December 31, 2000, the Fund held portfolio investments in two Managed Companies, with an aggregate cost of approximately $3.5 million, and two Non-Managed Companies, with an aggregate cost of approximately $1.5 million. During the year ended December 31, 2000, the Fund acquired additional follow-on investments in Niigata Engineering Co., Ltd. and LMC Corporation ("LMC") at a cost of $192,639.

During 2000, the Fund wrote off its equity investments in LMC, which filed for Chapter 11 bankruptcy protection during 2000. In addition, the Fund reversed amounts that had previously been accrued for certain known potential liabilities related to former investments of the Fund. In total, the Fund recorded net realized losses of $6,049,513 during 2000.

None of the Fund's portfolio investments are pledged or otherwise encumbered.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 2000 AND 1999

11.  UNREALIZED GAIN (LOSS) ON INVESTMENTS

As of December 31, 1999, the Fund had recorded net unrealized losses on investments totaling $10,335,805. During 2000, the Fund recorded $314,602 of additional unrealized loss and $751,058 of unrealized gain on investments. In addition, the Fund disposed of investments during 2000 with respect to which the Fund had recorded $6,566,537 of unrealized loss during prior years. Therefore, as of December 31, 2000, the Fund had recorded net unrealized losses on investments totaling $3,332,812.

12.  NON-ACCRUAL STATUS OF INVESTMENTS

In accordance with the Fund's accounting policies, the Fund stopped accruing interest on the LMC Senior Subordinated Revolving Notes effective July 1, 1999 and has not recorded any interest on the LMC Promissory Notes that were acquired during 2000. In addition, the Fund did not record interest income with respect to the RBM Senior Subordinated Secured Notes during the period from August 25, 1998 through May 24, 1999. The Fund received RBM common stock in payment of the interest due with respect to this nine-month period and the stock was valued at $1 by the Fund at the time of its receipt.

13.  COMMITMENTS AND CONTINGENCIES

WasteMasters, Inc. ("WasteMasters") The Fund acquired its WasteMasters stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that WasteMasters issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. WasteMasters refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all WasteMasters stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. At this time, the Fund is uncertain as to how, or when, these issues regarding the ownership and transferability of its WasteMasters stock will be resolved. The Fund has retained counsel and WasteMasters' attorneys are considering the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. WasteMasters' attorneys have indicated that they will not be in a position to make a determination as to the Fund's position as a bona fide purchaser until other ongoing litigation is resolved. There can be no assurance that a conclusion favorable to the Fund will be achieved, or that a determination will be made prior to the final liquidation of the Fund.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                           DECEMBER 31, 2000 AND 1999

14.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The following is a reconciliation of the net increase in net assets resulting from operations in the accompanying financial statements to the taxable income reported for federal income tax purposes:


                                                                     2000              1999              1998
                                                                  -----------       -----------      -----------
   Net increase (decrease) in net assets resulting
     from operations per financial statements                   $     690,597       $(7,544,871)    $   (981,696)
   Increase (decrease) resulting from:
     Change in unrealized loss on investments                      (7,002,990)        7,712,001       (1,919,453)
     Realized gains and losses on investments                        (517,029)           10,369       (3,540,468)
     Interest income                                                        -             8,704          150,888
     Other                                                             65,723            22,414          (12,936)
                                                                  -----------       -----------      -----------
   Taxable income (loss) per federal
     income tax return                                            $(6,763,699)     $    208,617      $(6,303,665)
                                                                  ============     ============      ===========


The following is a reconciliation of the amount of the Fund's net assets as shown in the accompanying financial statements and the tax bases of the Fund's net assets:


                                                                      2000             1999              1998
                                                                   ----------     -------------    -------------
   Net assets per financial statements                             $1,725,011      $  1,098,431      $10,346,843
     Unrealized loss on investments                                 3,332,812        10,335,805        2,623,804
     Syndication, organization and
       start-up costs, net                                            707,086         2,869,139        3,243,217
     Realized gains and losses on investments                               -           517,029          506,660
     Distributions payable                                                  -           310,992          336,271
     Additional stock and note basis                                  159,592           159,592          150,888
     Accrued expenses                                                 111,740            47,975           23,000
                                                                   ----------     -------------    -------------
   Tax bases of net assets                                         $6,036,241       $15,338,963      $17,230,683
                                                                   ==========     =============    =============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or disagreements with accountants with respect to accounting or financial disclosure issues during 2000 or 1999.

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

Paul Bagley, age 57, is Chairman, Chief Executive Officer and an Investment Committee Member of FCM. Mr. Bagley is a founding principal of Stone Pine Capital, LLC, a group that provides mezzanine capital to fund acquisitions, buyouts, growth and recapitalization and is also associated with Stone Pine Asset Management, LLC and Stone Pine Investment Banking, LLC. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings, Inc., an investment services company, from January 1995 until November 1996. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley is a director of Consolidated Capital of North America, Inc. and Hollis-Eden Pharmaceuticals, Inc., both publicly held companies, LMC Corporation, a privately held manufacturer of low ground pressure vehicles, and Hamilton Lane Private Equity Fund, PLC, an Irish Stock Exchange listed investment partnership. Mr. Bagley is also a director of Logistical Supply Corporation, International Film Investors and Hamilton Lane Advisors. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a B.Sc. in Business and Economics and from Harvard Business School in 1968 with an M.B.A. in Finance.

W. Duke DeGrassi, age 53, is the President and an Investment Committee Member of FCM. Mr. DeGrassi is also the Chief Investment Officer of Hamilton Lane Advisors and an owner of The Stone Pine Companies, a group of private entities, which provide asset management and investment banking services to third parties, which are not related to the Funds. From May 1988 to December 1993, Mr. DeGrassi was a Corporate Vice President with PaineWebber Incorporated. From 1986 and until joining PaineWebber, Mr. DeGrassi was a Vice President in the Direct Investments Group at Shearson Lehman Hutton Inc. Prior to that, Mr. DeGrassi spent seventeen years as a financial executive in the energy business, working both domestically and in foreign operations. Mr. DeGrassi is a director of LMC Corporation. Mr. DeGrassi received a Bachelor of Business Administration in accounting from the University of Texas at Austin in 1969.

Donald R. Jackson, age 50, is a Senior Vice President, Treasurer, Chief Financial and Accounting Officer and Compliance Officer of FCM. Mr. Jackson is also an owner of The Stone Pine Companies, a group of private entities, which provide accounting, asset management and investment banking services to third parties, which are not related to the Funds. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. Mr. Jackson serves as a director of LMC Corporation and Consolidated Capital of North America, Inc. Mr. Jackson received a Bachelor of Science degree in accounting in 1971 from the University of Denver and is a Certified Public Accountant.

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

Carmine Fusco, age 32, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of Mezzanine Capital Corporation. He also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco was previously employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.

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

C. Phillip Siegel

Phillip Siegel, age 57, joined Loeb Partners in March 2001 as a Managing Director in Corporate Finance. From December 1999 until February 2001, Mr. Siegel was an independent business consultant. From June through November 1999, Mr. Siegel was Chairman and Chief Executive Officer of Vidikron Technologies Group, Inc. From May 1996 through February 1998, Mr. Siegel was a Vice President and Chief Financial Officer of Health Management Systems, Inc. From 1993 until May 1996, Mr. Siegel was an independent business consultant. He served as senior executive officer of Presidential Life Insurance Company from December 1989 until February 1993, most recently as Senior Vice President. During 1988, Mr. Siegel served as Chief Operating Officer and Chief Financial Officer of Sherwood Group and Sherwood Securities. From 1972 through 1987, Mr. Siegel served in various senior executive capacities for the American subsidiary of Reuters Limited, PLC, including as Vice President for Acquisitions, as Vice President and General Counsel, and as the senior financial officer.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 furnished to the Fund during 1999 and 2000 and written representations by the persons listed above, the Fund has not identified any such person that failed to file on a timely basis the forms required by Section 16(a) of the Exchange Act for fiscal year 2000.

Item 11. Executive Compensation

No compensation was paid by the Fund to the officers and directors of the General Partners during 2000. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the General Partners and their affiliates by the Fund during 2000.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     (a) As of the date hereof, no person is known by the Fund to be the beneficial owner of more than 5% of the Units of the Fund. The Fund has no directors or officers, and none of the General Partners of the Fund owns any Units.

          The name and address of the Managing General Partner is as follows:

                           FCM Fiduciary Capital Management Company
                           1530 16th Street, Suite 200
                           Denver, Colorado 80202-1306

     (b) No directors of FCM Fiduciary Capital Corporation, no directors or officers of Mezzanine Capital Corporation and no Independent General Partners owned any Units as of March 31, 2001. One officer of FCM Fiduciary Capital Management Company and FCM Fiduciary Capital Corporation owned 650 Units as of March 31, 2001.

     (c) The Fund knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Fund.

Item 13. Certain Relationships and Related Transactions

The Fund may co-invest in portfolio investments with FCPP under certain terms and conditions, pursuant to a co-investment order issued by the Securities and Exchange Commission. The Funds have co-invested in the past and are continuing to do so. See Item 1 of this Report, "Business", for a description of these co-investments.

The General Partners and their affiliates have received, or will receive, certain types of compensation, fees or other distributions in connection with the operations of the Fund. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

Following is a summary of the amounts paid, or payable, to the General Partners and their affiliates for 2000.

Investment Advisory Fees As compensation for its services as investment adviser, FCM is entitled to receive a subordinated monthly fee, equal on an annual basis, to 1% of the Fund's available capital, as defined in the Partnership Agreement, net of certain fees received directly by FCM from the Fund's portfolio companies. The investment advisory fees for 2000, in the amount of $81,329, were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the Fund did not record the investment advisory fees for 2000 as an expense.

Fund Administration Fees As compensation for its services as fund administrator, FCM receives a monthly fee at an annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. During 2000, FCM earned fund administration fees of $143,370. The Fund also reimbursed FCM for $81,105 of administrative expenses incurred in providing accounting and investor services to the Fund during 2000.

Independent General Partner Fees and Expenses As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and FCPP an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses of $50,420 were incurred by the Fund during 2000.

Accountable Expenses FCM and its affiliates are entitled to reimbursement of direct expenses paid on behalf of the Fund. During 2000, such reimbursements amounted to $241,347.

Partnership Interest FCM was allocated $18,693 of the Fund's net investment income and net gain (loss) on investments for 2000.

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

               The Partnership did file a report on Form 8-K on March 26, 2001 to report (i) the dissolution of the Partnership, (ii) the adoption of a plan of liquidation by the General Partners, and
               (iii) the General Partners' decision to permanently suspend the recognition of transfers of Units that are not consummated and approved prior to April 15, 2001.

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

               Exhibit No. Description

                    (c) Second Amendment to Custody Agreement of Fiduciary Capital Partners, L.P., dated as of January 21, 1994. Filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.*

               10.3      Administrative Services Contract, dated as of
                         August 14, 1990, between Fiduciary Capital Partners, L.P. and FFCA Fiduciary Capital Management Company. Filed as Exhibit 10-D to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.*

                10.5 Transfer Agent Agreement, dated as of April 1, 1999, by and among Fiduciary Capital Partners, L.P.,
                         FCM Fiduciary Capital Management Company and GEMISYS Corporation. Filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.*

                11.1 Statement of Computation of Net Investment Income per Limited Partnership Unit.

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

   Dated:  April 24, 2001

            FIDUCIARY CAPITAL  PARTNERS, L.P.
            (Registrant)

            By:      FCM FIDUCIARY CAPITAL MANAGEMENT COMPANY
                     its Managing General Partner


                     By:     /s/ W. Duke DeGrassi
                             --------------------------------------------
                             W. Duke DeGrassi
                             President


                     By:     /s/ Donald R. Jackson
                             --------------------------------------------
                             Donald R. Jackson
                             Senior Vice President, Treasurer and
                             Chief Financial and Accounting Officer


             By:     E. BRUCE FREDRIKSON
                     Independent General Partner


                     /s/ E. Bruce Fredrikson
                     --------------------------------------------



             By:     MARK A. SARGENT
                     Independent General Partner


                     /s/ Mark A. Sargent
                     --------------------------------------------



             By:     PHILLIP SIEGEL
                     Independent General Partner


                     /s/ Phillip Siegel
                     --------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities indicated on April 24, 2001.


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





fcp16

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