Form 10-Q
period 2001-03-31
FIDUCIARY CAPITAL PARTNERS L P
filed 2001-05-03
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2001
                              --------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                -----------------------    -------------------

Commission file number           0-17737
                         -------------------------------------------------------



                        Fiduciary Capital Partners, L.P.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                           86-0653600
       -----------------------------         -----------------------
         (State of organization)               (I.R.S. Employer
                                              Identification No.)



           1530 16th Street
               Suite 200
           Denver, Colorado                     80202-1306
           ----------------                     ----------
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

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 2001




                                Table of Contents


                                                                                                 Page
                                                                                                 ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Condensed Financial Statements (unaudited)                             3

                             Schedule of Investments -
                             March 31, 2001                                                         3

                             Balance Sheets - March 31, 2001 and
                             December 31, 2000                                                      5

                             Statements of Operations for the three months
                             ended March 31, 2001 and 2000                                          6

                             Statements of Cash Flows for the three months
                             ended March 31, 2001 and 2000                                          7

                             Statements of Changes in Net Assets for the
                             three months ended March 31, 2001 and
                             for the year ended December 31, 2000                                   8

                             Selected Per Unit Data and Ratios                                      9

                             Notes to Financial Statements                                         10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                            12


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                      17

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2001
                                   (unaudited)


Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
---------           ------------------------        ------------      ------------    -------------  -------------
MANAGED COMPANIES:

$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99         $  1,967,040    $           1
$41,404             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               41,404                1
                                                                      ------------    -------------  -------------
                                                                         2,008,444                2        0.0%
                                                                      ------------    -------------  -------------
$1,460,000          R.B.M. Precision Metal
                    Products, Inc., 13.00%
                    Senior Subordinated
                    Secured Notes due
                    5/24/02(3)                       05/24/95            1,432,711        1,460,000
14,265.6 sh.        R.B.M. Precision Metal
                    Products, Inc., Warrants to
                    Purchase Common Stock(3)*        05/24/95               82,955           26,479
14,392 sh.          R.B.M. Precision Metal
                    Products, Inc., Common
                    Stock(3)*                        12/09/98                    1           26,612
                                                                      ------------    -------------  -------------
                                                                         1,515,667        1,513,091       90.4
                                                                      ------------    -------------  -------------
     Total Investments in Managed Companies (88.8% of net assets)        3,524,111        1,513,093       90.4
                                                                      ------------    -------------  -------------

NON-MANAGED COMPANIES:

$173,099            Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(4)                   01/03/00              161,513          161,513
                                                                      ------------    -------------  -------------
                                                                           161,513          161,513        9.6
                                                                      ------------    -------------  -------------

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2001
                                   (unaudited)

Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
---------           ------------------------        ------------      ------------    -------------  -------------
989,414 sh.         WasteMasters, Inc.,
                    Common Stock(5)*                 06/03/98            1,321,795                1
                                                                      ------------    -------------  -------------
                                                                         1,321,795                1        0.0
                                                                      ------------    -------------  -------------
     Total Investment in Non-Managed Companies (9.5% of net assets)      1,483,308          161,514        9.6
                                                                      ------------    -------------  -------------
     Total Investments (98.3% of net assets)                          $  5,007,419    $   1,674,607      100.0%
                                                                      ============    =============  =============

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

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (unaudited)


                                                              2001            2000
                                                          ------------    ------------
ASSETS:
   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
        $3,524,111)                                       $  1,513,093    $  1,513,093
       Non-managed companies (amortized cost -
         $1,483,308 and $1,479,063, respectively)              161,514         157,269
                                                          ------------    ------------
           Total investments                                 1,674,607       1,670,362
   Cash and cash equivalents                                   141,938         132,885
   Accrued interest receivable                                  19,022          20,765
   Other assets                                                 15,314          24,285
                                                          ------------    ------------

     Total assets                                         $  1,850,881    $  1,848,297
                                                          ============    ============

LIABILITIES:
   Payable to affiliates                                  $     36,792    $      4,097
   Accounts payable and accrued liabilities                    109,797         119,189
                                                          ------------    ------------

     Total liabilities                                         146,589         123,286
                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
   Managing General Partner                                   (154,706)       (178,084)
   Limited Partners (equivalent to $2.00
     and $2.04, respectively, per limited
     partnership unit based on 930,725
     units outstanding)                                      1,858,998       1,903,095
                                                          ------------    ------------

       Net assets                                            1,704,292       1,725,011
                                                          ------------    ------------

         Total liabilities and net assets                 $  1,850,881    $  1,848,297
                                                          ============    ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


                                                   2001          2000
                                                ----------    ----------
INVESTMENT INCOME:
   Income:
     Interest                                   $   52,836    $   66,625
                                                ----------    ----------

       Total investment income                      52,836        66,625
                                                ----------    ----------

   Expenses:
     Fund administration fees                       34,809        35,843
     Administrative expenses                        20,041        20,276
     Independent General Partner fees
       and expenses                                 12,088        12,330
     Professional fees                               7,657        21,640
     Other expenses                                 22,338        23,172
     Investment advisory fees                           --        22,451
                                                ----------    ----------

       Total expenses                               96,933       135,712
                                                ----------    ----------

NET INVESTMENT LOSS                                (44,097)      (69,087)
                                                ----------    ----------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                    $  (44,097)   $  (69,087)
                                                ==========    ==========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


                                                                  2001          2000
                                                               ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations        $  (44,097)   $  (69,087)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments                  (4,245)      (13,037)
       Change in assets and liabilities:
         Accrued interest receivable                                1,743         1,492
         Other assets                                               8,971         8,800
         Payable to affiliates                                     32,695        23,733
         Accounts payable and accrued liabilities                  (9,392)       (6,642)
                                                               ----------    ----------
           Net cash used in operating activities                  (14,325)      (54,741)
                                                               ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                   --      (210,703)
   Sale of temporary investments, net                                  --       649,689
                                                               ----------    ----------
     Net cash provided by investing activities                         --       438,986
                                                               ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   General Partner capital contributions                           23,378            --
   Cash distributions paid to partners                                 --      (310,992)
                                                               ----------    ----------
     Net cash provided by (used in) financing activities           23,378      (310,992)
                                                               ----------    ----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                 9,053        73,253

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            132,885       218,111
                                                               ----------    ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $  141,938    $  291,364
                                                               ==========    ==========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                    AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (unaudited)


                                                                        2001            2000
                                                                    ------------    ------------
(Decrease) increase in net assets resulting from operations:
   Net investment loss                                              $    (44,097)   $   (262,883)
   Net realized loss on investments                                           --      (6,049,513)
   Net change in unrealized loss on
     investments                                                              --       7,002,993
                                                                    ------------    ------------
       Net (decrease) increase in net assets
         resulting from operations                                       (44,097)        690,597

General partner capital contributions                                     23,378              --

Repurchase of limited partnership units                                       --         (64,017)
                                                                    ------------    ------------

     Total (decrease) increase in net assets                             (20,719)        626,580

Net assets:

   Beginning of period                                                 1,725,011       1,098,431
                                                                    ------------    ------------

   End of period (including no undistributed
     net investment income)                                         $  1,704,292    $  1,725,011
                                                                    ============    ============

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)


                                                                2001             2000
                                                            ------------     ------------
Per Unit Data:
   Investment income                                        $       0.06     $       0.06
   Expenses                                                        (0.10)           (0.13)
                                                            ------------     ------------
     Net investment loss and net decrease
       in net asset value                                          (0.04)           (0.07)

         Net asset value:
           Beginning of period                                      2.04             1.26
                                                            ------------     ------------
           End of period                                    $       2.00     $       1.19
                                                            ============     ============

Ratios (annualized):
   Ratio of expenses to average net assets                         22.61%           51.02%
   Ratio of net investment loss to average
     net assets                                                   (10.29)%         (25.98)%

Number of limited partnership units at end of period             930,725        1,026,273


             The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of March 31, 2001 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 2000.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM was entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. The investment advisory fees for 2000 were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the three months ended March 31, 2001.


3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $34,809 were paid by the Fund for the three months ended March 31, 2001. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $20,041 for the three months ended March 31, 2001.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 MARCH 31, 2001
                                   (unaudited)


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the three months ended March 31, 2001 totaled $12,088.


5.       COMMITMENTS AND CONTINGENCIES

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Fund held portfolio investments in two Managed Companies and two Non-Managed Companies, with an aggregate original cost of approximately $5.0 million. The value of these portfolio investments, which were made through the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 98.3% of the Fund's net assets as of March 31, 2001.

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

As of March 31, 2001, the Fund's remaining liquid assets were invested in money market funds. These funds, along with the cash proceeds received during April 2001 from the RBM transaction, are available to fund the 2001 repurchase offer, to pay Fund expenses and for distribution to the partners. The Fund does not anticipate making any additional follow-on investments in existing portfolio companies.

During April 2001, the Fund declared a cash distribution of $1.25 per Unit, which will be paid to the Fund's partners on May 10, 2001.

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

If, as presently anticipated, the liquidation of the Fund is not completed prior to October 2001, the Fund will make a repurchase offer during October 2001. If the plan of liquidation is proceeding as anticipated, the net asset value per Unit at the time of the repurchase offer is anticipated to be a nominal amount.

Payables to affiliates increased $32,695 from $4,097 at December 31, 2000 to $36,792 at March 31, 2001. This increase resulted primarily from an increase in the amount of reimbursements due FCM for expenses incurred on behalf of the Fund.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $44,097 for the three months ended March 31, 2001 as compared to a net investment loss of $69,087 for the corresponding period of the prior year. Net investment loss per limited partnership unit decreased from $0.07 to $0.04 and the ratio of net investment loss to average net assets decreased from 25.98% to 10.29% for the three months ended March 31, 2001 as compared to the corresponding period of the prior year.

The net investment loss for the three months ended March 31, 2001 decreased primarily as a result of a decrease in total expenses as compared to the corresponding period of the prior year. The impact of the decrease in total expenses was partially offset by a decrease in investment income.

Investment income decreased $13,789, or 20.7%, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. This decrease resulted primarily from a decrease in the amount of the Fund's temporary and money market investments and a decrease in the balance of the Niigata Engineering Co., Ltd. ("Niigata") receivables. The amount of the Fund's temporary and money market investments decreased because of (i) a cash distributions made by the Fund during February 2000 that constituted a return of capital, (ii) purchases of additional LMC follow-on investments (including the Niigata receivables), (iii) the Fund's repurchase of 9.31% of its Units during the fourth quarter of 2000, and (iv) operating losses incurred by the Fund. The balance of the Niigata receivables decreased because of payments received from Niigata during May and November of 2000.

Total expenses decreased $38,779, or 28.6%, for the three months ended March 31, 2001, as compared to the corresponding period of the prior year. This decrease resulted primarily from decreases in professional and investment advisory fees.

Professional fees decreased because prior year legal fees included a significant amount of fees incurred in connection with LMC related litigation. The Fund's obligation to pay the monthly investment advisory fees to FCM was subject to the Fund satisfying applicable subordination provisions as set forth in the Partnership Agreement. The investment advisory fees were not paid during 2000 due to the failure of the Fund to satisfy these subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the three months ended March 31, 2001.

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

As of December 31, 2000, the Fund had recorded $3,332,812 of unrealized loss on investments. There were no changes to these unrealized losses on investments during the three months ended March 31, 2001. The cumulative net unrealized loss on investments as of March 31, 2001 consisted of the following components:

                                                              Net Changes in
                                                          Unrealized Gain (Loss)            Net Unrealized
                                                              During the Three               Gain (Loss)
                                                                Months Ended                Recorded As of
          Portfolio Company                                    March 31, 2001               March 31, 2001
------------------------------------                      ----------------------            --------------
LMC                                                              $      --                  $   (2,008,442)
RBM                                                                     --                          (2,576)
WasteMasters                                                            --                      (1,321,794)
                                                                 ---------                  --------------
                                                                 $      --                  $   (3,332,812)
                                                                 =========                  ==============

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

LMC received a notice of default, dated April 6, 2000, from CIT with respect to its revolving line of credit. On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, CIT repossessed LMC's assets that had been pledged as collateral on the line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. LMC is currently attempting to sell its real property. All proceeds realized from the sale will be payable to LMC's creditors, including the Fund.

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

As of December 31, 2000, the Fund adjusted the carrying value of its RBM investments to amounts equal to the proceeds received from RBM during April 2001.

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

The WasteMasters common stock, which trades on the OTC Bulletin Board System ("WASTE"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two-year lock-up period and the relative size of the Fund's stock position, FCM recorded the WasteMasters stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low for the WasteMasters common stock is $0.02 per share and the current bid price (April 30, 2001) is $0.05 per share.

                           Part II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits and Reports to be filed:

Exhibit No.       Description

    11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

(b)      The Registrant filed a report on Form 8-K on March 26, 2001 to report
         (i) the dissolution of the Partnership, (ii) the adoption of a plan of liquidation by the General Partners, and (iii) the General Partners' decision to permanently suspend the recognition of transfers of Units that were not consummated and approved prior to April 15, 2001.

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


                                Fiduciary Capital Partners, L.P.
                                (Registrant)


                                By: FCM Fiduciary Capital Management Company Managing General Partner


Date: May 2, 2001                      By:      /s/ Donald R. Jackson
                                                ---------------------
                                                Donald R. Jackson
                                                Chief Financial Officer

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER             DESCRIPTION
        -------            -----------
         11.1              Statement of Computation of Net Investment
                           Income Per Limited Partnership Unit.