Form 10-Q
period 2001-06-30
FIDUCIARY CAPITAL PARTNERS L P
filed 2001-08-03
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2001
                              -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                --------------------  ------------------------

Commission file number            0-17737
                      ---------------------------------------------------------



                        Fiduciary Capital Partners, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                      86-0653600
         ----------------------                          ------------------
         (State of organization)                          (I.R.S. Employer
                                                         Identification No.)


            1530 16th Street
                Suite 200
            Denver, Colorado                                80202-1306
          ---------------------                             ----------
          (Address of principal                             (Zip Code)
           executive offices)



        Registrant's telephone number, including area code (800) 866-7607
                                                           --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 2001




                                Table of Contents


                                                                                                 Page
                                                                                                 ----
  Part I.         FINANCIAL INFORMATION
                  Item 1.    Condensed Financial Statements (unaudited)                             3

                             Schedule of Investments -
                             June 30, 2001                                                          3

                             Balance Sheets - June 30, 2001 and
                             December 31, 2000                                                      4

                             Statements of Operations for the three months
                             ended June 30, 2001 and 2000                                           5

                             Statements of Operations for the six months
                             ended June 30, 2001 and 2000                                           6

                             Statements of Cash Flows for the six months
                             ended June 30, 2001 and 2000                                           7

                             Statements of Changes in Net Assets for the
                             six months ended June 30, 2001 and
                             for the year ended December 31, 2000                                   8

                             Selected Per Unit Data and Ratios                                      9

                             Notes to Financial Statements                                          10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             12


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                       17

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                                  JUNE 30, 2001
                                   (unaudited)



Principal
Amount/                                              Investment          Amortized                    % of Total
Shares              Investment                          Date               Cost          Value        Investments
---------           ----------                       ----------          ---------       -----        -----------
MANAGED COMPANIES:

$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99           $1,967,040     $        1
$41,404             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               41,404              1
                                                                        ----------     ----------      -----
                                                                         2,008,444              2        0.0%
                                                                        ----------     ----------      -----
     Total Investments in Managed Companies (0.0% of net assets)         2,008,444              2        0.0
                                                                        ----------     ----------      -----
NON-MANAGED COMPANIES:

$117,460            Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(3)                   12/10/99              109,607        109,607
                                                                        ----------     ----------      -----
                                                                           109,607        109,607      100.0
                                                                        ----------     ----------      -----
989,414 sh.         WasteMasters, Inc.,
                    Common Stock(4)*                 06/03/98            1,321,795              1
                                                                        ----------     ----------      -----
                                                                         1,321,795              1        0.0
                                                                        ----------     ----------      -----
     Total Investment in Non-Managed Companies
       (23.1% of net assets)                                             1,431,402        109,608      100.0
                                                                        ----------     ----------      -----
     Total Investments (23.1% of net assets)                            $3,439,846     $  109,610      100.0%
                                                                        ==========     ==========      =====


(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2)  The Fund has not accrued any interest on these notes.

(3) These are non-interest bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due on November 21, 2001 in the amount of $55,639 and on May 21, 2002 in the amount of $61,821.

(4) See Note 5 regarding significant issues concerning the ownership and transferability of this stock.

*    Non-income producing security.



              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (unaudited)


                                                              2001             2000
                                                          -------------    -------------
ASSETS:
   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $2,008,444 and $3,524,111, respectively)         $           2    $   1,513,093
       Non-managed companies (amortized cost -
         $1,431,402 and $1,479,063, respectively)               109,608          157,269
                                                          -------------    -------------
           Total investments                                    109,610        1,670,362
   Cash and cash equivalents                                    503,672          132,885
   Accrued interest receivable                                    1,554           20,765
   Other assets                                                   6,074           24,285
                                                          -------------    -------------

     Total assets                                         $     620,910    $   1,848,297
                                                          =============    =============

LIABILITIES:
   Payable to affiliates                                  $      36,012    $       4,097
   Accounts payable and accrued liabilities                     111,188          119,189
                                                          -------------    -------------

     Total liabilities                                          147,200          123,286
                                                          -------------    -------------

COMMITMENTS AND CONTINGENCIES

NET ASSETS:
   Managing General Partner                                    (131,844)        (178,084)
   Limited Partners (equivalent to $0.65
     and $2.04, respectively, per limited
     partnership unit based on 930,725
     units outstanding)                                         605,554        1,903,095
                                                          -------------    -------------

       Net assets                                               473,710        1,725,011
                                                          -------------    -------------

         Total liabilities and net assets                 $     620,910    $   1,848,297
                                                          =============    =============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)


                                                         2001             2000
                                                     -------------    -------------
INVESTMENT INCOME:
   Income:
     Interest                                        $      15,118    $      63,683
                                                     -------------    -------------

       Total investment income                              15,118           63,683
                                                     -------------    -------------

   Expenses:
     Fund administration fees                               34,292           35,842
     Administrative expenses                                19,924           20,277
     Independent General Partner fees
       and expenses                                         12,060           13,187
     Professional fees                                       8,135            2,053
     Other expenses                                         18,993           64,092
     Investment advisory fees                                   --           22,450
                                                     -------------    -------------

       Total expenses                                       93,404          157,901
                                                     -------------    -------------

NET INVESTMENT LOSS                                        (78,286)         (94,218)
                                                     -------------    -------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
     Net realized loss on investments                       (2,576)              --
     Net change in unrealized loss on investments            2,576               --
                                                     -------------    -------------

       Net loss on investments                                  --               --
                                                     -------------    -------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                         $     (78,286)   $     (94,218)
                                                     =============    =============




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)



                                                                2001               2000
                                                           ---------------    ---------------
INVESTMENT INCOME:
   Income:
     Interest                                              $        67,954    $       130,308
                                                           ---------------    ---------------

       Total investment income                                      67,954            130,308
                                                           ---------------    ---------------

   Expenses:
     Fund administration fees                                       69,101             71,685
     Administrative expenses                                        39,965             40,553
     Independent General Partner fees
       and expenses                                                 24,148             25,517
     Professional fees                                              15,792             23,693
     Other expenses                                                 41,331             87,264
     Investment advisory fees                                           --             44,901
                                                           ---------------    ---------------

       Total expenses                                              190,337            293,613
                                                           ---------------    ---------------

NET INVESTMENT LOSS                                               (122,383)          (163,305)
                                                           ---------------    ---------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
     Net realized loss on investments                               (2,576)                --
     Net change in unrealized loss on investments                    2,576                 --
                                                           ---------------    ---------------

       Net loss on investments                                          --                 --
                                                           ---------------    ---------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                               $      (122,383)   $      (163,305)
                                                           ===============    ===============




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)



                                                                     2001              2000
                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from operations        $      (122,383)   $      (163,305)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments                       (7,978)           (24,692)
       Change in assets and liabilities:
         Accrued interest receivable                                    19,211                700
         Other assets                                                   18,211             17,871
         Payable to affiliates                                          31,915             44,742
         Accounts payable and accrued liabilities                       (8,001)            (6,692)
       Net realized loss on investments                                  2,576                 --
       Net change in unrealized loss on investments                     (2,576)                --
                                                               ---------------    ---------------
         Net cash used in operating activities                         (69,025)          (131,376)
                                                               ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of portfolio investments                                        --           (225,570)
   Proceeds from dispositions of portfolio investments               1,568,730             88,569
   Sale of temporary investments, net                                       --            649,689
                                                               ---------------    ---------------
     Net cash provided by investing activities                       1,568,730            512,688
                                                               ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   General Partner capital contributions                                46,240                 --
   Cash distributions paid to partners                              (1,175,158)          (310,992)
                                                               ---------------    ---------------
     Net cash used in financing activities                          (1,128,918)          (310,992)
                                                               ---------------    ---------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    370,787             70,320

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                 132,885            218,111
                                                               ---------------    ---------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $       503,672    $       288,431
                                                               ===============    ===============




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                    AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (unaudited)


                                                                         2001               2000
                                                                    ---------------    ---------------
(Decrease) increase in net assets resulting from operations:
   Net investment loss                                              $      (122,383)   $      (262,883)
   Net realized loss on investments                                          (2,576)        (6,049,513)
   Net change in unrealized loss on
     investments                                                              2,576          7,002,993
                                                                    ---------------    ---------------
       Net (decrease) increase in net assets
         resulting from operations                                         (122,383)           690,597

General Partner capital contributions                                        46,240                 --

Distributions                                                            (1,175,158)                --

Repurchase of limited partnership units                                          --            (64,017)
                                                                    ---------------    ---------------

     Total (decrease) increase in net assets                             (1,251,301)           626,580

Net assets:

   Beginning of period                                                    1,725,011          1,098,431
                                                                    ---------------    ---------------

   End of period (including no undistributed
     net investment income)                                         $       473,710    $     1,725,011
                                                                    ===============    ===============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)



                                                            For the Three Months                    For the Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                     -----------------------------------     -----------------------------------
                                                          2001                2000                2001                 2000
                                                     ---------------     ---------------     ---------------     ---------------
Per Unit Data:
   Investment income                                 $            --     $          0.06     $          0.06     $          0.13
   Expenses                                                    (0.10)              (0.15)              (0.20)              (0.29)
                                                     ---------------     ---------------     ---------------     ---------------
     Net investment loss                                       (0.10)              (0.09)              (0.14)              (0.16)

   Distributions declared to partners                          (1.25)                 --               (1.25)                 --
                                                     ---------------     ---------------     ---------------     ---------------

     Net decrease in net asset value                           (1.35)              (0.09)              (1.39)              (0.16)

       Net asset value:
         Beginning of period                                    2.00                1.19                2.04                1.26
                                                     ---------------     ---------------     ---------------     ---------------
         End of period                               $          0.65     $          1.10     $          0.65     $          1.10
                                                     ===============     ===============     ===============     ===============

Ratios (annualized):
   Ratio of expenses to average net assets                     34.31%              64.30%              29.26%              57.52%
   Ratio of net investment loss to average
     net assets                                               (28.76)%            (38.37)%            (18.81)%            (31.99)%

Number of limited partnership units at
   end of period                                             930,725           1,026,273             930,725           1,026,273







              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (unaudited)


1.   GENERAL

The accompanying unaudited interim condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of June 30, 2001 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 2000.


2.   INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM was entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. The investment advisory fees for 2000 were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the six months ended June 30, 2001.


3.   FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $69,101 were paid by the Fund for the six months ended June 30, 2001. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $39,965 for the six months ended June 30, 2001.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                  JUNE 30, 2001
                                   (unaudited)




4.   INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the six months ended June 30, 2001 totaled $24,148.


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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Fund held portfolio investments in one Managed Company and two Non-Managed Companies, with an aggregate original cost of approximately $3.4 million. The value of these portfolio investments, which were made through the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 23.1% of the Fund's net assets as of June 30, 2001.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund is no longer permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode since 1995.

As provided for in the Partnership Agreement, the Fund's term expired, and the dissolution of the Fund was effective, as of December 31, 2000. The General Partners are proceeding with the final liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001. A cash distribution of $1.25 per Unit was paid to Limited Partners on May 10, 2001 and it is anticipated that the Fund will make one or more additional cash distributions during 2001. It is currently anticipated that these additional distributions will total less than $0.50 per Unit.

On April 5, 2001, R.B.M. Precision Metal Products, Inc. ("RBM") (i) prepaid the $1,460,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) repurchased its common stock and warrants held by the Fund for $53,091.

As of June 30, 2001, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the 2001 repurchase offer, to pay Fund expenses and for distribution to the partners. The Fund does not anticipate making any additional follow-on investments in existing portfolio companies.

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

Accrued interest receivable decreased $19,211 from $20,765 at December 31, 2000 to $1,554 at June 30, 2001. This decrease resulted primarily from the prepayment of the RBM notes as of April 5, 2001.

Payables to affiliates increased $31,915 from $4,097 at December 31, 2000 to $36,012 at June 30, 2001. This increase resulted primarily from an increase in the amount of reimbursements due FCM for expenses incurred on behalf of the Fund.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $78,286 for the three months ended June 30, 2001 as compared to a net investment loss of $94,218 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.09 to $0.10 and the ratio of net investment loss to average net assets decreased from 38.37% to 28.76% for the three months ended June 30, 2001 as compared to the corresponding period of the prior year.

The Fund's net investment loss was $122,383 for the six months ended June 30, 2001 as compared to a net investment loss of $163,305 for the corresponding period of the prior year. Net investment loss per limited partnership unit decreased from $0.16 to $0.14 and the ratio of net investment loss to average net assets decreased from 31.99% to 18.81% for the six months ended June 30, 2001 as compared to the corresponding period of the prior year.

The net investment losses for the three and six month periods ended June 30, 2001 decreased primarily as a result of a decrease in total expenses as compared to the corresponding periods of the prior year. The impact of the decrease in total expenses was partially offset by a decrease in investment income.

Investment income decreased $48,565 and $62,354, or 76.3% and 47.9%, for the three and six month periods ended June 30, 2001, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the sale of the Fund's RBM notes during April 2001, a decrease in the amount of the Fund's temporary and money market investments, and a decrease in the balance of the Niigata Engineering Co., Ltd. ("Niigata") receivables. The amount of the Fund's temporary and money market investments decreased because of cash distributions made by the Fund during February 2000 and May 2001 that constituted a return of capital, the Fund's repurchase of 9.31% of its Units during the fourth quarter of 2000, and operating losses incurred by the Fund. These decreases were partially offset by the proceeds received from the sale of the Fund's RBM investments during April 2001. The balance of the Niigata receivables decreased because of payments received from Niigata during May and November of 2000 and May 2001.

Total expenses decreased $64,497 and $103,276, or 40.8% and 35.2%, for the three and six month periods ended June 30, 2001, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in investment advisory fees, professional fees and other expenses.

The Fund's obligation to pay the monthly investment advisory fees to FCM was subject to the Fund satisfying applicable subordination provisions as set forth in the Partnership Agreement. The investment advisory fees were not paid during 2000 due to the failure of the Fund to satisfy these subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the six months ended June 30, 2001.

The decreases in professional fees for the six months ended June 30, 2001 and in other expenses for both the three and six month periods ended June 30, 2001 resulted primarily from decreases in legal fees and other expenses incurred in connection with the Fund's investments in LMC Corporation ("LMC").

Realized Gain (Loss) on Investments

On April 5, 2001, RBM (i) prepaid the $1,460,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) repurchased its common stock and warrants held by the Fund for $53,091. In the aggregate, the Fund realized a net loss of $2,576 from these transactions.

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

As of December 31, 2000, the Fund had recorded $3,332,812 of unrealized loss on investments. The net decrease in unrealized loss on investments during the six months ended June 30, 2001 and cumulative net unrealized loss on investments as of June 30, 2001 consisted of the following components:

                                                               Net Changes in
                                                            Unrealized Gain (Loss)      Net Unrealized
                                                               During the Six            Gain (Loss)
                                                                Months Ended            Recorded As of
          Portfolio Company                                     June 30, 2001            June 30, 2001
          -----------------                                 ----------------------     ----------------
Unrealized losses recorded during prior
   periods with respect to investments
   disposed of during the six months
   ended June 30, 2001                                         $          2,576        $             --
LMC                                                                          --              (2,008,442)
WasteMasters                                                                 --              (1,321,794)
                                                               ----------------        ----------------
                                                               $          2,576        $     (3,330,236)
                                                               ================        ================




On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, LMC's secured lender, CIT, repossessed LMC's assets that had been pledged as collateral on a line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. LMC is currently attempting to sell its real property. All proceeds realized from the sale will be payable to LMC's creditors, including the Fund.

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

During June 1998, the Fund exchanged its Atlas Environmental, Inc. ("Atlas") subordinated notes and warrants for 989,414 shares of common stock in WasteMasters, Inc. ("WasteMasters"), a waste management company headquartered in El Reno, Oklahoma. The Fund's WasteMasters stock, which was acquired from Nikko Trading of America Corporation ("Nikko"), was subject to a 24-month lock-up period through May 2000.

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

The WasteMasters common stock, which trades on the OTC Bulletin Board System ("WAST"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the WasteMasters stock, the two-year lock-up period and the relative size of the Fund's stock position, the Fund recorded the WasteMasters stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

During June 2001, WasteMasters filed two Forms 8-K with the Securities and Exchange Commission describing a corporate reorganization plan, in which a WasteMasters subsidiary, Environmental Energy Services, Inc. became WasteMasters' parent corporation, followed by a sale of the WasteMasters corporate entity for a nominal amount. These described transactions appear to represent an effort by the company to rid itself of certain of WasteMasters' liabilities and lawsuits, while effectively continuing in business under a revised corporate structure. Notwithstanding these filings, as of July 24, 2001 the stock continues to trade under the name of WasteMasters.

Both the 52-week low and the current bid price (July 24, 2001) for the WasteMasters common stock are $0.02 per share.

                           Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits and Reports to be filed:

Exhibit No.       Description

     11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

     19.1     Reports Furnished to Securities Holders.

(b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 2001.

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


                                   Fiduciary Capital Partners, L.P.
                                   (Registrant)


                                   By: FCM Fiduciary Capital Management Company
                                       Managing General Partner


Date: August 2, 2001               By:   /s/ Donald R. Jackson
                                      ----------------------------------------
                                      Donald R. Jackson
                                      Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number               Description
-------              -----------
    11.1             Statement of Computation of Net Investment
                     Income Per Limited Partnership Unit.

    19.1             Reports Furnished to Securities Holders.