Form 10-Q
period 2001-09-30
FIDUCIARY CAPITAL PARTNERS L P
filed 2001-11-02
CIK 841687

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2001
                              -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ---------------------

Commission file number           0-17737
                         ------------------------------------------------------



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

                        Fiduciary Capital Partners, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 2001




                                Table of Contents




                                                                                                  Page
                                                                                                  ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Condensed Financial Statements (unaudited)                             3

                             Schedule of Investments -
                             September 30, 2001                                                     3

                             Balance Sheets - September 30, 2001 and
                             December 31, 2000                                                      4

                             Statements of Operations for the three months
                             ended September 30, 2001 and 2000                                      5

                             Statements of Operations for the nine months
                             ended September 30, 2001 and 2000                                      6

                             Statements of Cash Flows for the nine months
                             ended September 30, 2001 and 2000                                      7

                             Statements of Changes in Net Assets for the
                             nine months ended September 30, 2001 and
                             for the year ended December 31, 2000                                   8

                             Selected Per Unit Data and Ratios                                      9

                             Notes to Financial Statements                                          10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             12


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                       17

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        FIDUCIARY CAPITAL PARTNERS, L.P.

                             SCHEDULE OF INVESTMENTS

                               SEPTEMBER 30, 2001
                                   (unaudited)


Principal
Amount/                                              Investment          Amortized                     % of Total
Shares              Investment                          Date               Cost           Value       Investments
---------           ----------                       ----------          ---------       -------      -----------

MANAGED COMPANIES:

$1,967,040          LMC Corporation, 12.00%
                    Senior Subordinated              11/01/96
                    Revolving Notes                   through
                    due 10/31/00(1)                  01/13/99           $1,967,040       $      1
$41,404             LMC Corporation, 12.00%          02/07/00
                    Promissory Notes due              through
                    8/7/00(2)                        04/11/00               41,404              1
                                                                        ----------       --------     -----------
                                                                         2,008,444              2             0.0%
                                                                        ----------       --------     -----------
     Total Investments in Managed Companies (0.0% of net assets)         2,008,444              2             0.0


NON-MANAGED COMPANIES:

$117,460            Niigata Engineering              12/01/99
                    Co., Ltd.,                        through
                    Receivables(3)                   12/10/99              112,588        112,588
                                                                        ----------       --------     -----------
                                                                           112,588        112,588           100.0
                                                                        ----------       --------     -----------
989,414 sh.         Environmental Energy
                    Services, Inc.,
                    Common Stock(4)*                 06/03/98            1,321,795              1
                                                                        ----------       --------     -----------
                                                                         1,321,795              1             0.0
                                                                        ----------       --------     -----------
     Total Investment in Non-Managed Companies
       (28.5% of net assets)                                             1,434,383        112,589           100.0
                                                                        ----------       --------     -----------
     Total Investments (28.5% of net assets)                            $3,442,827       $112,591           100.0%
                                                                        ==========       ========     ===========


(1) The accrual of interest on the notes was discontinued by the Fund effective July 1, 1999.

(2)  The Fund has not accrued any interest on these notes.

(3) These are non-interest bearing receivables, which were purchased from LMC Corporation ("LMC") at a discount. Payments are due on November 21, 2001 in the amount of $55,639 and on May 21, 2002 in the amount of $61,821.

(4) See Note 5 regarding significant issues concerning the ownership and transferability of this stock. (Environmental Energy Services, Inc. ("EESV") is a successor to WasteMasters, Inc.)

*    Non-income producing security.

              The accompanying notes to financial statements are an
                         integral part of this schedule.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (unaudited)


                                                          2001               2000
                                                       -----------       -----------
ASSETS
   Investments:
     Portfolio investments, at value:
       Managed companies (amortized cost -
         $2,008,444 and $3,524,111, respectively)      $         2       $ 1,513,093
       Non-managed companies (amortized cost -
         $1,434,383 and $1,479,063, respectively)          112,589           157,269
                                                       -----------       -----------
           Total investments                               112,591         1,670,362
   Cash and cash equivalents                               425,083           132,885
   Accrued interest receivable                               1,091            20,765
   Other assets                                             27,981            24,285
                                                       -----------       -----------

     Total assets                                      $   566,746       $ 1,848,297
                                                       ===========       ===========

LIABILITIES
   Payable to affiliates                               $    29,557       $     4,097
   Accounts payable and accrued liabilities                142,203           119,189
                                                       -----------       -----------

     Total liabilities                                     171,760           123,286
                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES

NET ASSETS
   Managing General Partner                                (97,552)         (178,084)
   Limited Partners (equivalent to $0.53
     and $2.04, respectively, per limited
     partnership unit based on 930,725
     units outstanding)                                    492,538         1,903,095
                                                       -----------       -----------

       Net assets                                          394,986         1,725,011
                                                       -----------       -----------

         Total liabilities and net assets              $   566,746       $ 1,848,297
                                                       ===========       ===========

              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)



                                                          2001                2000
                                                       ------------       ------------
INVESTMENT INCOME
   Income:
     Interest                                          $      6,915       $     60,470
                                                       ------------       ------------

       Total investment income                                6,915             60,470
                                                       ------------       ------------

   Expenses:
     Fund administration fees                                34,293             35,843
     Administrative expenses                                 19,924             20,275
     Independent General Partner fees
       and expenses                                          12,060             12,743
     Liquidation expenses                                    29,822                 --
     Professional fees                                        9,065             20,267
     Other expenses                                          14,767             28,235
     Investment advisory fees                                    --             22,451
                                                       ------------       ------------

       Total expenses                                       119,931            139,814
                                                       ------------       ------------

NET INVESTMENT LOSS                                        (113,016)           (79,344)
                                                       ------------       ------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
     Net realized loss on investments                        (2,576)                --
     Net change in unrealized loss on investments             2,576           (314,602)
                                                       ------------       ------------

       Net loss on investments                                   --           (314,602)
                                                       ------------       ------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                           $   (113,016)      $   (393,946)
                                                       ============       ============



              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)



                                                           2001               2000
                                                       ------------       ------------
INVESTMENT INCOME
   Income:
     Interest                                          $     74,869       $    190,778
                                                       ------------       ------------

       Total investment income                               74,869            190,778
                                                       ------------       ------------

   Expenses:
     Fund administration fees                               103,394            107,528
     Administrative expenses                                 59,889             60,828
     Independent General Partner fees
       and expenses                                          36,208             38,260
     Liquidation expenses                                    29,822                 --
     Professional fees                                       24,857             43,960
     Other expenses                                          56,098            115,499
     Investment advisory fees                                    --             67,352
                                                       ------------       ------------

       Total expenses                                       310,268            433,427
                                                       ------------       ------------

NET INVESTMENT LOSS                                        (235,399)          (242,649)
                                                       ------------       ------------

REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS
     Net realized loss on investments                        (2,576)                --
     Net change in unrealized loss on investments             2,576           (314,602)
                                                       ------------       ------------

       Net loss on investments                                   --           (314,602)
                                                       ------------       ------------

NET DECREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                           $   (235,399)      $   (557,251)
                                                       ============       ============


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)



                                                                2001               2000
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net decrease in net assets resulting from operations      $  (235,399)      $  (557,251)
   Adjustments to reconcile net decrease in net assets
     resulting from operations to net cash used in
     operating activities:
       Accreted discount on portfolio investments                (10,959)          (33,327)
       Change in assets and liabilities:
         Accrued interest receivable                              19,674               916
         Other assets                                             (3,696)           (8,184)
         Payable to affiliates                                    25,460            63,361
         Accounts payable and accrued liabilities                 23,014            (4,633)
       Net realized loss on investments                            2,576                --
       Net change in unrealized loss on investments               (2,576)          314,602
                                                             -----------       -----------
         Net cash used in operating activities                  (181,906)         (224,516)
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of portfolio investments                                  --          (225,570)
   Proceeds from dispositions of portfolio investments         1,568,730            88,569
   Sale of temporary investments, net                                 --           649,689
                                                             -----------       -----------
     Net cash provided by investing activities                 1,568,730           512,688
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   General Partner capital contributions                          80,532                --
   Cash distributions paid to partners                        (1,175,158)         (310,992)
                                                             -----------       -----------
     Net cash used in financing activities                    (1,094,626)         (310,992)
                                                             -----------       -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                              292,198           (22,820)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           132,885           218,111
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $   425,083       $   195,291
                                                             ===========       ===========




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                       STATEMENTS OF CHANGES IN NET ASSETS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                    AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (unaudited)



                                                                     2001              2000
                                                                  -----------       -----------
(Decrease) increase in net assets resulting from operations:
   Net investment loss                                            $  (235,399)      $  (262,883)
   Net realized loss on investments                                    (2,576)       (6,049,513)
   Net change in unrealized loss on
     investments                                                        2,576         7,002,993
                                                                  -----------       -----------
       Net (decrease) increase in net assets
         resulting from operations                                   (235,399)          690,597

General Partner capital contributions                                  80,532                --

Distributions                                                      (1,175,158)               --

Repurchase of limited partnership units                                    --           (64,017)
                                                                  -----------       -----------

     Total (decrease) increase in net assets                       (1,330,025)          626,580

Net assets:

   Beginning of period                                              1,725,011         1,098,431
                                                                  -----------       -----------

   End of period (including no undistributed
     net investment income)                                       $   394,986       $ 1,725,011
                                                                  ===========       ===========


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                        SELECTED PER UNIT DATA AND RATIOS
                                   (unaudited)


                                                      For the Three Months                      For the Nine Months
                                                       Ended September 30,                      Ended September 30,
                                                ----------------------------------        ----------------------------------
                                                    2001                 2000                 2001                  2000
                                                -------------        -------------        -------------        -------------
Per Unit Data:
   Investment income                            $        0.01        $        0.06        $        0.07        $        0.19
   Expenses                                             (0.13)               (0.14)               (0.33)               (0.43)
                                                -------------        -------------        -------------        -------------
     Net investment loss                                (0.12)               (0.08)               (0.26)               (0.24)

   Net change in unrealized loss
     on investments                                        --                (0.30)                  --                (0.30)

   Distributions declared to partners                      --                   --                (1.25)                  --
                                                -------------        -------------        -------------        -------------

     Net decrease in net asset value                    (0.12)               (0.38)               (1.51)               (0.54)

       Net asset value:
         Beginning of period                             0.65                 1.10                 2.04                 1.26
                                                -------------        -------------        -------------        -------------
         End of period                          $        0.53        $        0.72        $        0.53        $        0.72
                                                =============        =============        =============        =============

Ratios (annualized):
   Ratio of expenses to average net assets             110.45%               75.76%               38.40%               64.14%
   Ratio of net investment loss to average
     net assets                                       (104.08)%             (43.00)%             (29.14)%             (35.91)%

Number of limited partnership units at
   end of period                                      930,725            1,026,273              930,725            1,026,273


              The accompanying notes to financial statements are an
            integral part of these selected per unit data and ratios.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim condensed financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of FCM Fiduciary Capital Management Company ("FCM"), the Managing General Partner of Fiduciary Capital Partners, L.P. (the "Fund"), necessary to fairly present the financial position of the Fund as of September 30, 2001 and the results of its operations, changes in net assets and its cash flows for the period then ended.

These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Fund's annual audited financial statements for the year ended December 31, 2000.


2.       INVESTMENT ADVISORY FEES

As compensation for its services as investment adviser, FCM was entitled to receive, subject to certain limitations, a subordinated monthly fee at the annual rate of 1% of the Fund's available capital, as defined in the Partnership Agreement. The investment advisory fees for 2000 were not paid during 2000 due to the failure of the Fund to satisfy the applicable subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the nine months ended September 30, 2001.

3.       FUND ADMINISTRATION FEES

As compensation for its services as fund administrator, FCM receives a monthly fee at the annual rate of 0.45% of net proceeds available for investment, as defined in the Partnership Agreement. Fund administration fees of $103,394 were paid by the Fund for the nine months ended September 30, 2001. FCM is also reimbursed, subject to various limitations, for administrative expenses incurred in providing accounting and investor services to the Fund. The Fund reimbursed FCM for administrative expenses of $59,889 for the nine months ended September 30, 2001.

                        FIDUCIARY CAPITAL PARTNERS, L.P.

                               SEPTEMBER 30, 2001
                                   (unaudited)


4.       INDEPENDENT GENERAL PARTNER FEES AND EXPENSES

As compensation for services rendered to the Fund, each of the Independent General Partners receives from the Fund and Fiduciary Capital Pension Partners, L.P., an affiliated fund, (collectively, the "Funds") an annual fee of $30,000, payable monthly in arrears, together with all out-of-pocket expenses. Each Fund's allocation of these fees and expenses is based on the relative number of outstanding Units. Fees and expenses paid by the Fund for the nine months ended September 30, 2001 totaled $36,208.


5.       COMMITMENTS AND CONTINGENCIES

Environmental Energy Services, Inc. ("EESV") (as a successor to WasteMasters, Inc.) The Fund acquired its EESV stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that EESV issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so that the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. The Fund retained counsel and EESV's attorneys agreed to consider the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. On October 12, 2001, EESV agreed to treat the Fund as a bona fide purchaser of the shares and to issue new restricted shares to the Fund, subject to execution of a definitive settlement agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Fund held portfolio investments in one Managed Company and two Non-Managed Companies, with an aggregate original cost of approximately $3.4 million. The value of these portfolio investments, which were made through the reinvestment of proceeds from the sale of other portfolio investments, represents approximately 28.5% of the Fund's net assets as of September 30, 2001.

The Fund's investment period ended on December 31, 1995. Although the Fund has been permitted to make additional investments in existing portfolio companies since 1995, the Fund has not been permitted to acquire investments in new portfolio companies. Consequently, the Fund has been in a liquidation mode since 1995.

As provided for in the Partnership Agreement, the Fund's term expired, and the dissolution of the Fund was effective, as of December 31, 2000. The General Partners are proceeding with the final liquidation and distribution of the Fund's assets in accordance with a plan of liquidation that was adopted by the General Partners on March 2, 2001. It is currently anticipated that the liquidation of the Fund will be completed prior to December 31, 2001. A cash distribution of $1.25 per Unit was paid to Limited Partners on May 10, 2001 and it is anticipated that the Fund will make one additional cash distribution during 2001. It is currently anticipated that this additional distribution will be less than $0.50 per Unit. In addition, it appears likely that a liquidating trust will be created to hold assets of the Fund that are not liquidated prior to December 31, 2001. It is currently anticipated that the assets to be transferred to the trust will consist primarily of the Fund's claim in the LMC bankruptcy proceedings and its EESV stock.

On April 5, 2001, R.B.M. Precision Metal Products, Inc. ("RBM") (i) prepaid the $1,460,000 of RBM notes held by the Fund at par, plus accrued interest, and (ii) repurchased its common stock and warrants held by the Fund for $53,091.

As of September 30, 2001, the Fund's remaining liquid assets were invested in money market funds. These funds are available to fund the 2001 repurchase offer, to pay Fund expenses and for distribution to the partners. The Fund does not anticipate making any additional follow-on investments in existing portfolio companies.

Pursuant to the terms of the Fund's periodic unit repurchase policy, the Fund has annually offered to purchase from its Limited Partners, up to 7.5% of its outstanding Units for an amount equal to the current net asset value per Unit, net of a fee (not to exceed 2%) to be retained by the Fund to offset expenses incurred in connection with the repurchase offer. If the number of tendered Units in any year exceeds 7.5% of the outstanding Units, the Fund's General Partners may vote to repurchase up to an additional 2% of the outstanding Units. If Units in excess of this amount are tendered, Units are purchased on a pro rata basis after giving priority to Limited Partners owning less than 100 Units. The 2001 repurchase offer was mailed to the Limited Partners on October 9, 2001. The actual redemption of Units will occur on November 21, 2001.

Accrued interest receivable decreased $19,674 from $20,765 at December 31, 2000 to $1,091 at September 30, 2001. This decrease resulted primarily from the prepayment of the RBM notes as of April 5, 2001.

Payables to affiliates increased $25,460 from $4,097 at December 31, 2000 to $29,557 at September 30, 2001. This increase resulted primarily from an increase in the amount of reimbursements due FCM for expenses incurred on behalf of the Fund.

Accounts payable and accrued expenses increased $23,014 from $119,189 at December 31, 2000 to $142,203 at September 30, 2001. This increase resulted primarily from the accrual of an additional $29,822 of liquidation expenses during the nine months ended September 30, 2001.

RESULTS OF OPERATIONS

Investment Income and Expenses

The Fund's net investment loss was $113,016 for the three months ended September 30, 2001 as compared to a net investment loss of $79,344 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.08 to $0.12 and the ratio of net investment loss to average net assets increased from 43.00% to 104.08% for the three months ended September 30, 2001 as compared to the corresponding period of the prior year.

The Fund's net investment loss was $235,399 for the nine months ended September 30, 2001 as compared to a net investment loss of $242,649 for the corresponding period of the prior year. Net investment loss per limited partnership unit increased from $0.24 to $0.26 and the ratio of net investment loss to average net assets decreased from 35.91% to 29.14% for the nine months ended September 30, 2001 as compared to the corresponding period of the prior year.

The net investment loss for the three months ended September 30, 2001 increased primarily as a result of a decrease in investment income as compared to the corresponding period of the prior year. The impact of the decrease in investment income was partially offset by a decrease in total expenses.

The net investment loss for the nine months ended September 30, 2001 decreased primarily as a result of a decrease in total expenses as compared to the corresponding period of the prior year. The impact of the decrease in total expenses was substantially offset by a decrease in investment income.

Investment income decreased $53,555 and $115,909, or 88.6% and 60.8%, for the three and nine month periods ended September 30, 2001, as compared to the corresponding periods of the prior year. These decreases resulted primarily from the sale of the Fund's RBM notes during April 2001, a decrease in the amount of the Fund's temporary and money market investments, and a decrease in the balance of the Niigata Engineering Co., Ltd. ("Niigata") receivables. The amount of the Fund's temporary and money market investments decreased because of cash distributions made by the Fund during February 2000 and May 2001 that constituted a return of capital, the Fund's repurchase of 9.31% of its Units during the fourth quarter of 2000, and operating losses incurred by the Fund. These decreases were partially offset by the proceeds received from the sale of the Fund's RBM investments during April 2001. The balance of the Niigata receivables decreased because of payments received from Niigata during May and November of 2000 and May 2001.

Total expenses decreased $19,883 and $123,159, or 14.2% and 28.4%, for the three and nine month periods ended September 30, 2001, as compared to the corresponding periods of the prior year. These decreases resulted primarily from decreases in investment advisory fees, professional fees and other expenses. These decreases were partially offset by an accrual of liquidation expenses during the three months ended September 30, 2001.

The Fund's obligation to pay the monthly investment advisory fees to FCM was subject to the Fund satisfying applicable subordination provisions as set forth in the Partnership Agreement. The investment advisory fees were not paid during 2000 due to the failure of the Fund to satisfy these subordination provisions. During March 2001, in connection with the adoption of the plan of liquidation for the Fund, FCM permanently waived its rights to receive any future investment advisory fees from the Fund, retroactive to January 1, 2000. As a result, the quarterly accruals for investment advisory fees that were made during 2000 were reversed as of December 31, 2000 and the Fund did not record any investment advisory fees during the nine months ended September 30, 2001.

The decreases in professional fees and other expenses for the three and nine month periods ended September 30, 2001 resulted primarily from decreases in legal fees and other expenses incurred in connection with the Fund's investments in LMC.

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

As of December 31, 2000, the Fund had recorded $3,332,812 of unrealized loss on investments. The net decrease in unrealized loss on investments during the nine months ended September 30, 2001 and cumulative net unrealized loss on investments as of September 30, 2001 consisted of the following components:


                                                               Net Changes in
                                                           Unrealized Gain (Loss)          Net Unrealized
                                                               During the Nine               Gain (Loss)
                                                                Months Ended               Recorded As of
          Portfolio Company                                  September 30, 2001          September 30, 2001
-----------------------------------------------            ----------------------        ------------------
Unrealized losses recorded during prior
   periods with respect to investments
   disposed of during the nine months
   ended September 30, 2001                                    $     2,576                    $        --
LMC                                                                     --                     (2,008,442)
EESV                                                                    --                     (1,321,794)
                                                               -----------                    -----------
                                                               $     2,576                    $(3,330,236)
                                                               ===========                    ===========

On April 28, 2000, LMC filed for Chapter 11 bankruptcy protection. On November 9, 2000, LMC's secured lender, CIT, repossessed LMC's assets that had been pledged as collateral on a line of credit (all of LMC's assets except for its real property). On January 17, 2001, CIT conducted a foreclosure sale of the repossessed assets. The proceeds of the foreclosure sale totaled less than the amount of LMC's indebtedness to CIT. On October 26, 2001, the Bankruptcy Court converted LMC's bankruptcy proceedings to a case under Chapter 7 of the United States Bankruptcy Code. LMC is currently attempting to sell its real property. All proceeds realized from the sale will be payable to LMC's creditors, including the Fund.

The Fund wrote its LMC investment down to a negligible amount between 1995 and 2000. As of December 31, 2000, the Fund wrote the cost of all of its LMC equity investments off as realized losses. There is a possibility that the Fund could recover a small portion of its investment in LMC debt out of proceeds derived from the sale of LMC's real property.

During June 1998, the Fund exchanged its Atlas Environmental, Inc. ("Atlas") subordinated notes and warrants for 989,414 shares of common stock in EESV (as a successor to WasteMasters, Inc.), a waste management company headquartered in El Reno, Oklahoma. The Fund's EESV stock, which was acquired from Nikko Trading of America Corporation ("Nikko"), was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Fund requested that EESV issue the Fund a new stock certificate without the restrictive legend that existed on the Fund's original certificate, so the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Fund. The Fund retained counsel and EESV's attorneys agreed to consider the Fund's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Fund and have requested similar treatment. On October 12, 2001, EESV agreed to treat the Fund as a bona fide purchaser of the shares and to issue new restricted shares to the Fund, subject to execution of a definitive settlement agreement.

The EESV common stock, which trades on the OTC Bulletin Board System ("EESV"), closed at $1.78 (an average of the closing bid and ask prices) on June 3, 1998 (the date of the exchange). However, due to a number of factors, including the speculative nature of the EESV stock, the two-year lock-up period and the relative size of the Fund's stock position, the Fund recorded the EESV stock at the same nominal value that the Atlas securities had previously been carried by the Fund.

The Fund recorded a realized loss of $2,560,453 on the exchange, which is equal to the amount of the loss that the Fund claimed for income tax purposes from the disposition of the Atlas securities. The balance of the unrealized loss previously recorded by the Fund with respect to the Atlas securities continues to be carried by the Fund as an unrealized loss.

The 52-week low and the current bid price (October 31, 2001) for the EESV common stock are $0.0125 and $0.014 per share, respectively.

                           Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits and Reports to be filed:

Exhibit No.     Description

    11.1 Statement of Computation of Net Investment Income Per Limited Partnership Unit.

    19.1        Reports Furnished to Securities Holders.

(b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 2001.

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


                                  Fiduciary Capital Partners, L.P.
                                  (Registrant)


                                  By: FCM Fiduciary Capital Management Company Managing General Partner


Date: October 31, 2001                  By:  /s/ Donald R. Jackson
                                           ------------------------------------
                                             Donald R. Jackson
                                             Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER             DESCRIPTION
------             -----------
 11.1              Statement of Computation of Net Investment
                   Income Per Limited Partnership Unit.

 19.1              Reports Furnished to Securities Holders.