Form 10-K
period 2001-12-31
FIDUCIARY CAPITAL PARTNERS L P
filed 2002-04-15
CIK 841687

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2001
                         -------------------------------------------------------

Commission file number       0-17737
                      ----------------------------------------------------------


                  Fiduciary Capital Partners Liquidating Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             86-0653600
    -----------------------                                  -------------------
    (State of organization)                                   (I.R.S. Employer
                                                             Identification No.)

  1530 16th Street, Suite 200
        Denver, Colorado                                           80202
----------------------------------                           -------------------
      (Address of principal                                      (Zip Code)
      executive offices)


Registrant's telephone number, including area code: (303) 446-2187

Fiduciary Capital Partners Liquidating Trust is the transferee of the remaining assets and liabilities of Fiduciary Capital Partners, L.P. and files certain reports under Fiduciary Capital Partners, L.P.'s Commission file number as provided in its Liquidating Trust Agreement, dated December 31, 2001, which is attached hereto as an Exhibit.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                                      INDEX



                                                                                                  Page
                                                                                                  ----
Schedule of Investments - December 31, 2001                                                         1

Balance Sheet - December 31, 2001                                                                   2

Notes to Financial Statements                                                                       3

Signatures                                                                                          5

Exhibit                                                                                             6

ITEMS NOT INCLUDED:

All other items pursuant to Form 10-K have been omitted as provided in Section 9 of the Liquidating Trust Agreement and as the required information is inapplicable to the Liquidating Trust or the information is presented in the financial statements or related notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                             Schedule of Investments

                                December 31, 2001
                                   (unaudited)

-------------------------------------------------------------------------------------------------
Principal           % of Total
Amount/ Shares      Investment                                                               Cost
-------------------------------------------------------------------------------------------------
$1,967,040          LMC Corporation, 12.00% Senior
                    Subordinated Revolving Notes
                    due 10/31/00                                                              $1
$41,404             LMC Corporation, 12.00% Promissory
                    Notes due 8/7/00                                                           1
-------------------------------------------------------------------------------------------------
                                                                                               2
-------------------------------------------------------------------------------------------------
$61,821             Niigata Engineering
                    Co., Ltd., Receivable                                                      1
-------------------------------------------------------------------------------------------------
989,414 sh.         Environmental Energy Services, Inc.,
                    Common Stock                                                               1
-------------------------------------------------------------------------------------------------
     Total Investments                                                                        $4
=================================================================================================


                             See accompanying notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                                  Balance Sheet

                                December 31, 2001
                                   (unaudited)

ASSETS

   Investments, at cost                                $          4
   Cash and cash equivalents                                138,989
   Other receivables                                         65,694
   Other assets                                              20,327
                                                       ------------
     Total assets                                      $    225,014
                                                       ============
LIABILITIES AND BENEFICIARIES' ACCOUNTS
   Liabilities:
     Accounts payable and accrued liabilities          $    156,494
     Due to affiliates                                        5,684
                                                       ------------
     Total liabilities                                      162,178
   Beneficiaries' accounts (882,348 units)                   62,836
                                                       ------------
     Total liabilities and beneficiaries' accounts     $    225,014
                                                       ============




                             See accompanying notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                          Notes to Financial Statements

                                December 31, 2001
                                   (unaudited)


1.       GENERAL

Fiduciary Capital Partners Liquidating Trust, (the "Liquidating Trust") was formed in connection with the liquidation and termination of Fiduciary Capital Partners, L.P. (the "Partnership") on December 31, 2001. The following net assets of the Partnership, which had not previously been liquidated by the Partnership, were transferred to the Liquidating Trust, which had been established for the purpose of holding these assets.


Investments:
  Environmental Energy Services, Inc.        $          1
  LMC Corporation                                       2
  Niigata Engineering Co., Ltd.                         1
                                             ------------
     Total investments                                  4
Cash and cash equivalents                         138,989
Other receivables                                  65,694
Other assets                                       20,327
Due to affiliates                                  (5,684)
Accounts payable and accrued liabilities         (156,494)
                                             ------------
                                             $     62,836
                                             ============

The trustee of the Liquidating Trust is Stone Pine Accounting Services, LLC. Each holder of Units in the Partnership is deemed to be the beneficial owner of a pro rata share of the aggregate beneficial interests in the Liquidating Trust. It was anticipated that the Liquidating Trust would permit the realization of substantial cost savings in administrative and other expenses until the funds remaining after payment of all liabilities and expenses (if any) are distributed to the beneficiaries of the Liquidating Trust.

The purpose of the Liquidating Trust is to pay all remaining expenses and liabilities of the Partnership, including those (if any) relating to the sale, collection or dissolution of the remaining investments, administrative expenses, and to distribute the remaining funds (if any) to the beneficiaries of the Liquidating Trust.

The transferred assets have been recorded by the Liquidating Trust at a cost equal to their value on December 31, 2001 (date of transfer), as determined by the Partnership. The investments consist of receivables from LMC Corporation and Niigata Engineering Co., Ltd., both of which are currently in bankruptcy proceedings, and rights to receive restricted shares of Environmental Energy Services, Inc. common stock.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                                December 31, 2001
                                   (unaudited)

The Partnership acquired its Environmental Energy Services, Inc. ("EESV") (as a successor to WasteMasters, Inc. ("WasteMasters")) stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Partnership requested that EESV issue the Partnership a new stock certificate without the restrictive legend that existed on the Partnership's original certificate, so that the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Partnership. The Partnership retained counsel and EESV's attorneys agreed to consider the Partnership's request to be treated as a bona fide purchaser of the shares from Nikko. Others are in the same position as the Partnership and have requested similar treatment. During October 2001, the Partnership reached an agreement with EESV, pursuant to which EESV agreed to treat the Partnership as a bona fide purchaser of the original WasteMasters shares and to issue new restricted shares of EESV common stock to the Partnership. The Partnership executed the agreement, but has not yet received the new restricted shares of EESV common stock or a copy of the agreement executed by EESV. The Partnership's right to receive these shares was transferred to the Trust. If and when salable shares of EESV are received, they will be liquidated by the Trust. The EESV common stock, which trades on the OTC Bulletin Board System ("EESV"), had a market price of approximately $0.04 per share on April 10, 2002.

2.       TRANSACTIONS WITH AFFILIATES

Pursuant to the terms of the Partnership's Partnership Agreement, FCM Fiduciary Capital Management Company ("FCM"), the general partner of the Partnership, was required to make additional capital contributions upon the final liquidation of the Partnership. Included in the assets transferred from the Partnership to the Liquidating Trust was a $65,226 receivable due from FCM.

Stone Pine Accounting Services, LLC ("SP Accounting Services"), serves as the trustee of the Liquidating Trust. SP Accounting Services, which is owned by an officer of FCM, is entitled to receive compensation for its services as trustee, beginning January 1, 2002, in the amount of $1,000 per month. SP Accounting Services will also be reimbursed for all reasonable costs and expenses incurred on behalf of the Liquidating Trust.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Fiduciary Capital Partners Liquidating Trust
                                    (Registrant)


                                    By:    Stone Pine Accounting Services, LLC
                                           Trustee


Date: April 12, 2002                       By: /s/ Donald R. Jackson
                                               ---------------------------------
                                               Donald R. Jackson
                                               Managing Member

                                 EXHIBIT INDEX





   EXHIBIT
     NO.                                  DESCRIPTION
   -------                                -----------
     10                         Fiduciary Capital Partners, L.P.
                                Liquidating Trust Agreement
