Form 10-K
FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST
filed 2004-01-14
CIK 841687

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2003
                         -------------------------------------------------------

Commission file number       0-17737
                      ----------------------------------------------------------

                  Fiduciary Capital Partners Liquidating Trust
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               86-0653600
          -----------------------                   -------------------
          (State of organization)                    (I.R.S. Employer
                                                    Identification No.)

        1530 16th Street, Suite 200
             Denver, Colorado                           80202
        ---------------------------                   ----------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                                      Index

                                                               Page
                                                               ----
Balance Sheets - December 31, 2003 (Date of Termination)
   and 2002                                                      1

Statements of Operations for the Years Ended December 31,
   2003 (Date of Termination) and 2002                           2

Statements of Beneficiaries' Accounts for the Years Ended
   December 31, 2002 and 2003 (Date of Termination)              3

Statements of Cash Flows for the Years Ended December 31,
   2003 (Date of Termination) and 2002                           4

Notes to Financial Statements                                    5

Signature                                                        9



ITEMS NOT INCLUDED:

All other items pursuant to Form 10-K have been omitted as provided in Section 9 of the Liquidating Trust Agreement and as the required information is inapplicable to the Liquidating Trust or the information is presented in the financial statements or related notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                                 Balance Sheets

                December 31, 2003 (Date of Termination) and 2002
                                  (unaudited)

                                                            2003                    2002
                                                          --------                --------
ASSETS
   Investments, at cost                                   $     --                $      2
   Cash and cash equivalents                                    --                  77,449
   Other receivables                                            --                  65,226
                                                          --------                --------

     Total assets                                         $     --                $142,677
                                                          ========                ========


LIABILITIES AND BENEFICIARIES' ACCOUNTS
   Liabilities:
     Accounts payable and accrued liabilities             $     --                $ 78,581
                                                          --------                --------
       Total liabilities                                        --                  78,581

   Beneficiaries' accounts (882,348 units)                      --                  64,096
                                                          --------                --------

     Total liabilities and beneficiaries' accounts        $     --                $142,677
                                                          ========                ========





                             See accompanying notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                            Statements of Operations

      For the Years Ended December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)

                                                                   2003           2002
                                                                  -------        -------
INVESTMENT INCOME
   Income:
     Interest                                                     $   502        $ 1,262
     Reversal of prior year accrual for estimated expenses         48,777             --
                                                                  -------        -------

       Net investment income                                       49,279          1,262

REALIZED GAIN (LOSS) ON INVESTMENTS                                12,801             (2)
                                                                  -------        -------

NET INCREASE IN NET ASSETS RESULTING
   FROM OPERATIONS                                                $62,080        $ 1,260
                                                                  =======        =======

NET INCOME PER SHARE OF BENEFICIAL
   INTEREST$                                                         0.07        $ 0.001
                                                                  =======        =======



                             See accompanying notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                     Statements of Beneficiaries' Accounts

      For the Years Ended December 31, 2002 and 2003 (Date of Termination)
                                   (unaudited)

                                                                    Units of
                                                               Beneficial Interest
                                                            --------------------------
                                                              Units           Amount
                                                            ---------        ---------
Balance at December 31, 2001 (represented
   by the December 31, 2001 transfer of net assets
   from Fiduciary Capital Partners, L.P.)                     882,348        $  62,836

Net increase in net assets resulting from operations               --            1,260
                                                            ---------        ---------

Balance at December 31, 2002                                  882,348           64,096

Net increase in net assets resulting from operations               --           62,080

Liquidating distribution paid to beneficiaries                     --         (126,176)
                                                            ---------        ---------

Balance at December 31, 2003 (date of termination)            882,348        $      --
                                                            =========        =========





                             See accompanying notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                            Statements of Cash Flows

      For the Years Ended December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)

                                                                        2003              2002
                                                                      ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net increase in net assets resulting from operations               $  62,080         $   1,260
   Adjustments to reconcile net increase in net assets
     from operations to net cash provided by (used in)
     operating activities:
       Income from reversal of prior year accrual for
         estimated expenses                                             (48,777)               --
       Realized (gain) loss on investments                              (12,801)                2
       Change in assets and liabilities:
         Other receivables                                               65,226               468
         Other assets                                                        --            20,327
         Accounts payable and accrued expenses                          (29,804)          (83,597)
                                                                      ---------         ---------
           Net cash provided by (used in) operating activities           35,924           (61,540)
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds received from disposition of investment                      12,803                --
                                                                      ---------         ---------
     Net cash provided by investing activities                           12,803                --
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distribution paid to beneficiaries                                  (126,176)               --
                                                                      ---------         ---------
     Net cash used in financing activities                             (126,176)               --
                                                                      ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (77,449)          (61,540)
CASH AND CASH EQUIVALENTS - BEGINNING
   OF YEAR                                                               77,449           138,989
                                                                      ---------         ---------
CASH AND CASH EQUIVALENTS - END OF YEAR                               $      --         $  77,449
                                                                      =========         =========




                             See accompanying notes.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                          Notes to Financial Statements

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


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


The trustee of the Trust is Stone Pine Accounting Services, LLC ("SP Accounting"). Each holder of Units in the Partnership was deemed to be the beneficial owner of a pro rata share of the aggregate beneficial interests in the Trust. It was anticipated that the Trust would permit the realization of substantial cost savings in administrative and other expenses until the funds remaining after payment of all liabilities and expenses (if any) were distributed to the beneficiaries of the Trust.

The purpose of the Trust was to pay all remaining expenses and liabilities of the Partnership, including those relating to the sale, collection or dissolution of the remaining investments, administrative expenses, and to distribute the remaining funds (if any) to the beneficiaries of the Trust.

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

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


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

Niigata Engineering Co., Ltd. A $61,821 receivable from Niigata, a Japanese company, was also transferred to the Trust. At the time of liquidation of the Partnership and the formation of the Trust, Niigata was attempting to consummate a financial restructuring and emerge from its Japanese-based bankruptcy proceedings as an operating company.

Niigata successfully consummated its restructuring and exited from bankruptcy proceedings during June 2003. In accordance with the terms of Niigata's approved restructuring plan, the Trust received a cash payment of $12,803 in satisfaction of its $61,821 receivable.

Environmental Energy Services, Inc. The Partnership acquired 989,414 shares of EESV (as a successor to WasteMasters, Inc. ("WasteMasters")) stock, which trades on the OTC Bulletin Board System, from Nikko Trading of America Corporation ("Nikko") on June 3, 1998. The stock was subject to a 24-month lock-up period through May 2000. Upon expiration of the lock-up period, the Partnership requested that EESV issue the Partnership a new stock certificate without the restrictive legend that existed on the Partnership's original certificate, so that the stock could be sold. EESV refused to comply with this request because of a court order during March 2000 that authorized the cancellation of all EESV stock that had been issued to Nikko, including the shares that Nikko had previously transferred to the Partnership. The Partnership retained counsel and EESV's attorneys agreed to consider the Partnership's request to be treated as a bona fide purchaser of the shares from Nikko. During October 2001, the Partnership reached an agreement with EESV, pursuant to which EESV agreed to treat the Partnership as a bona fide purchaser of the original WasteMasters shares and to issue new restricted shares of EESV common stock to the Partnership. The Partnership executed the agreement, but never received the new restricted shares of EESV common stock or a copy of the agreement executed by EESV. The Partnership's right to receive these shares was transferred to the Trust. The EESV common stock, which trades on the OTC Bulletin Board System ("EESV"), had a market price of approximately $0.003 per share on December 29, 2003.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


As of December 31, 2003, the Trust had been unsuccessful in obtaining salable shares of EESV common stock. The Trust pursued all available means to obtain these salable shares, except for the pursuit of litigation, without success. If the Trust had been successful in obtaining these salable shares, their fair market value would have only been approximately $2,968. Unfortunately, this relatively small potential value did not economically justify the Trust incurring the costs associated with litigation or the administrative costs associated with further delays in terminating the Trust. As a result, the Trustee decided to discontinue further efforts to obtain salable shares of EESV and to write the Trust's EESV investment off as a realized loss during 2003.


3.     OTHER RECEIVABLES AND ASSETS

Other receivables and other assets, valued at $86,021, were also transferred to the Trust by the Partnership. The Trust successfully realized an amount equal to this estimated fair value from the collection of the other receivables and conversion of the other assets into cash.


4.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

The Trust paid all of the remaining Partnership expenses and the expenses incurred by the Trust during 2002 and 2003, totaling $100,458. In addition, the Trustee has retained $7,259 to pay remaining expenses relating to the Trust's activities, including costs associated with (i) the payment of the final liquidating distribution to the beneficiaries of the Trust, (ii) the Trust's 2003 income tax and financial reporting obligations, and (iii) complying with various state escheatment laws.

The remaining $48,777 portion of the accrual, which was established by the Partnership on December 31, 2001, was reversed and recognized as income by the Trust on December 31, 2003.

                  FIDUCIARY CAPITAL PARTNERS LIQUIDATING TRUST

                December 31, 2003 (Date of Termination) and 2002
                                   (unaudited)


5.       LIQUIDATING DISTRIBUTION

Following the receipt of cash from the asset realizations discussed above and the payment of the liabilities and expenses discussed above, the Trust had $126,176 of cash reserves that were available for distribution to the beneficiaries of the Trust. This amount, which was equal to $0.143 per unit of beneficial interest, was distributed to the beneficiaries of the Trust on December 31, 2003 in liquidation of the Trust.

This $126,176 liquidating value exceeded the $62,836 estimated value (as determined by the Partnership) of the net assets that were transferred from the Partnership to the Trust on December 31, 2001 primarily because actual expenses incurred by the Trust in liquidating the Partnership's assets that were transferred to the Trust were less than the amount estimated by the Partnership at the time of the transfer. In addition, (i) the proceeds received from the Niigata bankruptcy proceedings exceeded the aggregate carrying value (as determined by the Partnership) of the investments transferred to the Trust, and
(ii) the Trust earned interest income on its cash reserves during 2002 and 2003.


6.     TRANSACTIONS WITH AFFILIATES

Pursuant to the terms of the Partnership's Partnership Agreement, FCM Fiduciary Capital Management Company ("FCM"), the general partner of the Partnership, was required to make additional capital contributions upon the final liquidation of the Partnership. Included in the assets transferred from the Partnership to the Trust was a $65,226 receivable due from FCM, which the Trust collected from FCM, at its face amount, during 2003.

SP Accounting serves as the trustee of the Trust. SP Accounting, which is owned by an officer of FCM, received a monthly fee of $1,000 as compensation for its services as trustee and was also reimbursed for expenses incurred on behalf of the Trust. During 2003 and 2002, the Trust paid SP Accounting a total of $24,000 for trustee fees and $13,935 for expense reimbursements, including $7,259 for future estimated expenses as discussed in Note 4 above.

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


                                    Fiduciary Capital Partners Liquidating Trust
                                    (Registrant)


                                    By:  Stone Pine Accounting Services, LLC
                                         Trustee


Date: January 14, 2004                   By:  /s/ Donald R. Jackson
                                            ------------------------------------
                                            Donald R. Jackson
                                            Managing Member